Form 10-Q
period 2023-03-31
EQUINIX INC
filed 2023-05-05
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of May 4, 2023 was 93,523,257.

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
•The use of high-power density equipment may limit our ability to fully utilize our older IBX data centers.

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

Risks Related to Our REIT Status in the U.S.

•We have a number of risks related to our qualification as a real estate investment trust for federal income tax purposes ("REIT"), including the risk that we may not be able to maintain our qualification for taxation as a REIT which could expose us to substantial corporate income tax and have a materially adverse effect on our business, financial condition, and results of operations.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,642,578	$1,906,421
Accounts receivable, net of allowance of $13,259 and $12,225	913,413	855,380
Other current assets	437,155	459,138
Assets held for sale	—	84,316
Total current assets	3,993,146	3,305,255
Property, plant and equipment, net	16,913,734	16,649,534
Operating lease right-of-use assets	1,403,716	1,427,950
Goodwill	5,712,063	5,654,217
Intangible assets, net	1,859,655	1,897,649
Other assets	1,391,884	1,376,137
Total assets	$31,274,198	$30,310,742
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$933,290	$1,004,800
Accrued property, plant and equipment	287,911	281,347
Current portion of operating lease liabilities	141,558	139,538
Current portion of finance lease liabilities	155,447	151,420
Current portion of mortgage and loans payable	9,869	9,847
Other current liabilities	226,077	251,346
Total current liabilities	1,754,152	1,838,298
Operating lease liabilities, less current portion	1,240,071	1,272,812
Finance lease liabilities, less current portion	2,105,130	2,143,690
Mortgage and loans payable, less current portion	653,235	642,708
Senior notes, less current portion	12,707,851	12,109,539
Other liabilities	784,900	797,863
Total liabilities	19,245,339	18,804,910
Commitments and contingencies (Note 11)
Equinix stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 93,691,925 issued and 93,514,718 outstanding in 2023 and 92,813,976 issued and 92,620,703 outstanding in 2022	94	93
Additional paid-in capital	17,795,701	17,320,017
Treasury stock, at cost; 177,207 shares in 2023 and 193,273 shares in 2022	(65,988)	(71,966)
Accumulated dividends	(7,639,195)	(7,317,570)
Accumulated other comprehensive loss	(1,285,188)	(1,389,446)
Retained earnings	3,223,624	2,964,838
Total Equinix stockholders' equity	12,029,048	11,505,966
Non-controlling interests	(189)	(134)
Total stockholders' equity	12,028,859	11,505,832
Total liabilities and stockholders' equity	$31,274,198	$30,310,742
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Revenues	$1,998,209	$1,734,447
Costs and operating expenses:
Cost of revenues	1,006,091	915,875
Sales and marketing	210,671	192,511
General and administrative	394,874	352,687
Transaction costs	1,600	4,240
Loss on asset sales	852	1,818
Total costs and operating expenses	1,614,088	1,467,131
Income from operations	384,121	267,316
Interest income	19,388	2,106
Interest expense	(97,481)	(79,965)
Other income (expense)	7,503	(9,549)
Gain on debt extinguishment	254	529
Income before income taxes	313,785	180,437
Income tax expense	(55,055)	(32,744)
Net income	258,730	147,693
Net (income) loss attributable to non-controlling interests	56	(240)
Net income attributable to Equinix	$258,786	$147,453
Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$2.78	$1.62
Weighted-average shares for basic EPS	92,971	90,771
Diluted EPS	$2.77	$1.62
Weighted-average shares for diluted EPS	93,340	91,162
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Net income	$258,730	$147,693
Other comprehensive income, net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effects of $0 and $0	157,214	(122,534)
Net investment hedge CTA gain (loss), net of tax effects of $0 and $0	(39,960)	91,358
Unrealized gain (loss) on cash flow hedges, net of tax effects of $6,076 and $(4,727)	(12,881)	64,037
Net actuarial loss on defined benefit plans, net of tax effects of $26 and $4	(115)	(21)
Total other comprehensive income, net of tax	104,258	32,840
Comprehensive income, net of tax	362,988	180,533
Net (income) loss attributable to non-controlling interests	56	(240)
Other comprehensive (income) attributable to non-controlling interests	—	(3)
Comprehensive income attributable to Equinix	$363,044	$180,290
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$258,730	$147,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	404,626	385,771
Stock-based compensation	98,715	89,952
Amortization of intangible assets	52,474	49,569
Amortization of debt issuance costs and debt discounts and premiums	4,590	4,204
Provision for credit loss allowance	2,891	3,406
Loss on asset sales	852	1,818
Gain on debt extinguishment	(254)	(529)
Other items	3,949	3,690
Changes in operating assets and liabilities:
Accounts receivable	(53,392)	(100,727)
Income taxes, net	4,991	13,881
Other assets	(129)	6,115
Operating lease right-of-use assets	34,766	35,400
Operating lease liabilities	(33,587)	(31,740)
Accounts payable and accrued expenses	(72,765)	(75,980)
Other liabilities	(15,049)	48,600
Net cash provided by operating activities	691,408	581,123
Cash flows from investing activities:
Purchases of investments	(24,393)	(38,558)
Real estate acquisitions	(40,397)	(3,074)
Purchases of other property, plant and equipment	(529,600)	(412,518)
Proceeds from sale of assets, net of cash transferred	72,254	195,391
Net cash used in investing activities	(522,136)	(258,759)
Cash flows from financing activities:
Proceeds from employee equity awards	44,543	43,876
Payment of dividends	(326,162)	(289,669)
Proceeds from public offering of common stock, net of issuance costs	300,775	—
Proceeds from senior notes, net of debt discounts	565,239	—
Proceeds from mortgage and loans payable	—	676,850
Repayments of finance lease liabilities	(35,498)	(40,773)
Repayments of mortgage and loans payable	(2,403)	(551,833)
Debt issuance costs	(4,257)	(7,366)
Net cash provided by (used in) financing activities	542,237	(168,915)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	23,883	4,593
Net increase in cash, cash equivalents and restricted cash	735,392	158,042
Cash, cash equivalents and restricted cash at beginning of period	1,908,248	1,549,454
Cash, cash equivalents and restricted cash at end of period	$2,643,640	$1,707,496

Cash and cash equivalents	$2,642,578	$1,695,305
Current portion of restricted cash included in other current assets	967	11,295
Non-current portion of restricted cash included in other assets	95	896
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$2,643,640	$1,707,496
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
Our condensed consolidated balance sheet data as of December 31, 2022 has been derived from audited consolidated financial statements as of that date. Our condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP"). For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Form 10-K as filed with the SEC on February 17, 2023. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.
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
Our effective tax rates were 17.6% and 18.2% for the three months ended March 31, 2023 and 2022, respectively.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Recent Accounting Pronouncements
Accounting Standards Adopted
Supplier Finance Programs
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted this ASU and the adoption of this standard did not have an impact on our condensed consolidated financial statements.
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
(Unaudited)
2. Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2023	$855,380	$27,608	$55,405	$132,090	$155,334
Closing balances as of March 31, 2023	913,413	28,619	72,269	129,378	153,039
Increase (Decrease)	$58,033	$1,011	$16,864	$(2,712)	$(2,295)

(1) The net change in our allowance for credit losses was insignificant during the three months ended March 31, 2023.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the three months ended March 31, 2023 from the opening deferred revenue balance as of January 1, 2023 was $36.8 million.
Remaining performance obligations
As of March 31, 2023, approximately $9.9 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to three years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 70% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployment dates, contract modifications, renewals and/or terminations.
The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power, point-in-time services, variable price increases, and service fees from xScaleTM data centers, which are calculated based on future events or actual costs incurred in the future, or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations above include revenues to be recognized in the future related to arrangements where we are considered the lessor.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income	$258,730	$147,693
Net (income) loss attributable to non-controlling interests	56	(240)
Net income attributable to Equinix	$258,786	$147,453

Weighted-average shares used to calculate basic EPS	92,971	90,771
Effect of dilutive securities:
Employee equity awards	369	391
Weighted-average shares used to calculate diluted EPS	93,340	91,162

EPS attributable to Equinix:
Basic EPS	$2.78	$1.62
Diluted EPS	$2.77	$1.62
We have excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 140,000 and 377,000 shares for the three months ended March 31, 2023 and 2022, respectively, because their effect would be anti-dilutive.
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
Acquisition of MainOne (the "MainOne Acquisition")
On April 1, 2022, we completed the acquisition of all outstanding shares of MainOne, which consisted of four data centers as well as a subsea cable and terrestrial fiber network. We acquired MainOne and its assets for a total purchase consideration of $278.4 million. The MainOne Acquisition supports our ongoing expansion to meet customer demand in the West African market.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of March 31, 2023, we had not completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the Entel Peru Acquisition as it relates to the related tax impacts; therefore, the purchase price allocation is based on provisional estimates and subject to continuing management analysis.
A summary of the allocation of total purchase consideration is presented as follows (in thousands):

	Entel Chile	MainOne	Entel Peru
	Final		Provisional
Cash and cash equivalents	$—	$33,026	$—
Accounts receivable	—	9,431	—
Other current assets	12,424	21,988	—
Property, plant and equipment	81,132	239,583	13,423
Intangible assets	153,489	54,800	10,000
Goodwill	380,867	110,665	46,285
Deferred tax and other assets	12,090	5,879	10,801
Total assets acquired	640,002	475,372	80,509
Accounts payable and accrued liabilities	(195)	(18,525)	—
Other current liabilities (1)	—	(13,061)	—
Mortgage and loans payable	—	(25,944)	—
Deferred tax and other liabilities (1)	(1,463)	(139,492)	(167)
Net assets acquired	$638,344	$278,350	$80,342

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
Intangible assets - The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)	Discount Rate
Entel Peru:
Customer relationships (1)	$10,000	15.0	15.0	7.0%
Entel Chile:
Customer relationships (1)	153,489	12.0 - 15.0	14.0	8.5% - 9.5%
MainOne:
Customer relationships (1)	51,500	10.0 - 15.0	14.0	11.5%
Trade names (2)	3,300	5.0	5.0	11.5%

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
In March 2022, we entered into an agreement to sell the Mexico 3 ("MX3") data center site in connection with the formation of a new joint venture with GIC (the "AMER 1 Joint Venture") to develop and operate xScale data centers in the Americas. The assets and liabilities of the MX3 data center, which were included within our Americas region, were classified as held for sale as of September 30, 2021. Upon closing of the joint venture in March 2023, we sold the MX3 data center in exchange for a total consideration of $75.1 million, which was comprised of $63.9 million of net cash proceeds, a 20% partnership interest in the AMER 1 Joint Venture with a fair value of $8.4 million, and $2.8 million of receivables. During the three months ended March 31, 2023, we recognized an insignificant loss on the sale of the MX3 data center.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
6.    Equity Method Investments
We hold various equity method investments, primarily joint venture or partnership arrangements, in order to invest in certain entities that are in line with our business development objectives, including the development and operation of xScale data centers. Some of these xScale joint ventures are classified as Variable Interest Entities ("VIEs"), as discussed further below. The Asia-Pacific 1, Asia-Pacific 2, Asia-Pacific 3, EMEA 2, and AMER 1 Joint Ventures as noted below (the "VIE Joint Ventures") share a similar purpose, design and nature of assets. The following table summarizes our equity method investments (in thousands), which were included in other assets on the condensed consolidated balance sheets:

Investee	Ownership Percentage	March 31, 2023	December 31, 2022
EMEA 1 Joint Venture with GIC	20%	$154,954	$148,895
VIE Joint Ventures	20%	206,327	191,680
Other	Various	10,714	7,570
Total		$371,995	$348,145

Non - VIE Joint Venture
EMEA 1 Joint Venture
We invested in a joint venture in the form of a limited liability partnership with GIC (the "EMEA 1 Joint Venture"), to develop and operate xScale data centers in Europe. The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the three months ended March 31, 2023 and 2022 and was included in other income (expense) on the condensed consolidated statement of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of March 31, 2023, we had future equity contribution commitments of $7.9 million.
VIE Joint Ventures
We invested in joint ventures in the form of limited liability partnerships with GIC to develop and operate xScale data centers in Asia-Pacific (the "Asia-Pacific 1 Joint Venture") and in Europe and the Americas (the EMEA 2 Joint Venture, see Note 5 above).
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
On March 10, 2023, we entered into the AMER 1 joint venture with GIC to develop and operate xScale data centers in the Americas (see Note 5 above). Upon closing, we contributed $8.4 million in exchange for a 20% partnership interest in the joint venture.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The VIE Joint Ventures are considered VIEs because they do not have sufficient funds from operations to be self-sustaining. While we provide certain management services to their operations and earn fees for the performance of such services, the power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between us and either GIC or PGIM, as applicable. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both Equinix and either GIC or PGIM, as applicable. We concluded that neither party is deemed to have predominant control over the VIE Joint Ventures and neither party is considered to be the primary beneficiary. During the three months ended March 31, 2023, our share of income and losses of equity method investments from these joint ventures was insignificant both individually and in the aggregate, and was included in other income (expense) on the condensed consolidated statement of operations.
The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of March 31, 2023 (in thousands):

VIE Joint Ventures
Equity Investment	$206,327
Outstanding Receivables	13,594
Future Equity Contribution Commitments (1)	41,014
Maximum Future Payments under Debt Guarantees (2)	82,408
Total	$343,343

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

		Three Months Ended March 31,
Related Party	Nature of Transaction	2023	2022
EMEA 1 Joint Venture	Revenues	$7,041	$6,302
EMEA 1 Joint Venture	Expenses (1)	1,657	4,328
VIE Joint Ventures	Revenues	21,803	7,003

(1)Balances primarily consist of rent expenses for a 15-year sub-lease agreement with the EMEA 1 Joint Venture for a London data center.
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our condensed consolidated balance sheets (in thousands):

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Related Party	Balance Sheet Line Item	March 31, 2023	December 31, 2022
EMEA 1 Joint Venture	Receivables	$23,645	$73,929
	Contract Assets	7,367	7,261
	Finance Lease Right of Use Assets	100,934	100,968
	Other Liabilities and Payables	40,352	1,193
	Other Liabilities and Payables - Construction Obligation (1)	—	18,967
	Deferred Revenue	17,818	15,470
	Finance Lease Right of Use Liabilities	110,007	108,603
VIE Joint Ventures	Receivables	13,594	19,935
	Contract Assets	19,561	5,281
	Deferred Revenue	2,916	—

(1)The balance primarily relates to the obligation to pay for future construction for certain sites sold as a part of the EMEA 1 Joint Venture transaction.
7.    Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of both March 31, 2023 and December 31, 2022, the total principal amounts of foreign currency debt obligations designated as net investment hedges was $1.5 billion.
We also utilize cross-currency interest rate swaps, designated as net investment hedges, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. As of both March 31, 2023 and December 31, 2022, the total notional amount of cross-currency interest rate swaps, designated as net investment hedges was $3.9 billion, with maturity dates ranging through 2026.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
From time to time, we use foreign currency forward contracts, which are designated as net investment hedges, to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of both March 31, 2023 and December 31, 2022, the total notional amount of foreign currency forward contracts designated as net investment hedges was $373.4 million.
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
The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended March 31,
		2023	2022
Foreign currency debt		$(23,610)	$45,061
Cross-currency interest rate swaps (included component) (1)		(39,911)	122,030
Cross-currency interest rate swaps (excluded component) (2)		23,961	(72,108)
Foreign currency forward contracts (included component) (1)		(1,048)	(2,949)
Foreign currency forward contracts (excluded component) (3)		648	(676)
Total		$(39,960)	$91,358

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Three Months Ended March 31,
		2023	2022
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$12,229	$12,578
Foreign currency forward contracts (excluded component) (3)	Interest expense	(152)	(31)
Total		$12,077	$12,547

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents cross-currency basis spread and interest rates.
(3)Excluded component represents foreign currency forward points.
Cash Flow Hedges. We hedge our foreign currency transaction exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that we use to hedge this exposure are designated as cash flow hedges. As of March 31, 2023 and December 31, 2022, the total notional amounts of these foreign exchange contracts were $570.4 million and $490.8 million, respectively.
As of March 31, 2023, our foreign currency cash flow hedge instruments had maturity dates ranging from April 2023 to December 2024 and we had a net loss of $8.2 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months. As of December 31, 2022, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2023 to February 2024 and we had a net gain of $8.2 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months.
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
We hedge the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of both March 31, 2023 and December 31, 2022, we had no interest rate locks outstanding. During the three months ended March 31, 2023, interest rate locks with a combined aggregate notional amount of ¥77.3 billion were settled related to the issuance of senior notes during the year. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of March 31, 2023 and December 31, 2022, we had a net gain of $1.1 million and $1.4 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.
We also use cross-currency swaps, which are designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated debt. As of both March 31, 2023 and December 31, 2022, the total notional amount of cross-currency interest rate swaps, designated as cash flow hedges, was $280.3 million.
The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended March 31,
		2023	2022
Foreign currency forward and option contracts (included component) (1)		$(12,453)	$18,322
Cross-currency interest rate swaps		(2,396)	—
Interest rate locks		(4,108)	50,442
Total		$(18,957)	$68,764

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended March 31,
	Location of gain or (loss)	2023	2022
Foreign currency forward contracts	Revenues	$12,296	$3,563
Foreign currency forward contracts	Costs and operating expenses	(3,221)	(1,312)
Interest rate locks	Interest Expense	320	(1,076)
Total		$9,395	$1,175

(1)Included component represents foreign exchange spot rates.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Foreign Currency Forward Contracts. We also use foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of our foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of March 31, 2023 and December 31, 2022, the total notional amounts of these foreign currency contracts were $2.2 billion and $3.0 billion, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in our condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended March 31,
	Location of gain or (loss)	2023	2022
Embedded derivatives (1)	Revenues	$—	$(568)
Economic hedge of embedded derivatives (2)	Revenues	—	(983)
Foreign currency forward contracts	Other income (expense)	10,707	(1,470)
Total		$10,707	$(3,021)

(1)Embedded derivatives which are considered foreign currency forward contracts were designated as net investment hedges beginning March 31, 2022.
(2)As of March 31, 2023, we had no economic hedge of embedded derivatives outstanding.
Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$8,639	$16,968	$27,812	$21,352
Cross-currency interest rate swaps	25,679	—	19,239	—
Net investment hedges
Cross-currency interest rate swaps	258,284	—	274,234	—
Foreign currency forward contracts	25,179	5,468	25,077	4,805
Total designated as hedging	317,781	22,436	346,362	26,157

Not designated as hedging instruments:
Foreign currency forward contracts	27,397	22,009	58,230	7,531
Total not designated as hedging	27,397	22,009	58,230	7,531
Total Derivatives	$345,178	$44,445	$404,592	$33,688

(1)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(2)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of March 31, 2023 and December 31, 2022 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
March 31, 2023
Derivative assets	$372,836	$—	$372,836	$(50,820)	$322,016
Derivative liabilities	59,156	—	59,156	(50,820)	8,336

December 31, 2022
Derivative assets	$424,516	$—	$424,516	$(34,429)	$390,087
Derivative liabilities	39,234	—	39,234	(34,429)	4,805
8.    Fair Value Measurements
We perform fair value measurements in accordance with ASC 820, Fair Value Measurement, which establishes three levels of inputs that we use to measure fair value:
•Level 1: quoted prices in active markets for identical assets or liabilities.
•Level 2: observable inputs (e.g., spot rates and other data from the third-party pricing vendors for our derivative instruments) other than quoted market prices included within Level 1 that are observable, either directly or indirectly, for the assets or liabilities.
•Level 3: unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	As of March 31, 2023			As of December 31, 2022
	Fair Value	Fair Value Measurement Using		Fair Value	Fair Value Measurement Using
		Level 1	Level 2		Level 1	Level 2
Assets:
Money market and deposit accounts	$1,595,440	$1,595,440	$—	$764,628	$764,628	$—
Derivative instruments (1)	345,178	—	345,178	404,592	—	404,592
Total	$1,940,618	$1,595,440	$345,178	$1,169,220	$764,628	$404,592
Liabilities:
Derivative instruments (1)	$44,445	$—	$44,445	$33,688	$—	$33,688

(1)Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the condensed consolidated balance sheets.
We did not have any Level 3 financial assets or financial liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.
9.    Leases
There were no significant lease transactions during the three months ended March 31, 2023.
Lease Expenses
The components of lease expenses are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Finance lease cost
Amortization of right-of-use assets (1)	$42,530	$40,123
Interest on lease liabilities	28,222	28,887
Total finance lease cost	70,752	69,010

Operating lease cost	53,406	51,630
Variable lease cost	12,808	7,616
Total lease cost	$136,966	$128,256

(1)    Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Information
Other information related to leases is as follows (in thousands, except years and percent):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$27,452	$28,297
Operating cash flows from operating leases	52,227	47,970
Financing cash flows from finance leases	35,498	40,773

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$216	$26,339
Operating leases	5,286	7,400

	As of March 31, 2023	As of December 31, 2022
Weighted-average remaining lease term - finance leases (2)	14 years	15 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	4%	4%
Finance lease right-of-use assets (3)	$1,978,005	$2,018,070

(1) Represents all non-cash changes in right-of-use assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of March 31, 2023 and December 31, 2022, we recorded accumulated amortization of finance lease right-of-use assets of $873.7 million and $840.0 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.
Maturities of Lease Liabilities
Maturities of lease liabilities as of March 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023 (9 months remaining)	$132,066	$196,644	$328,710
2024	192,566	258,510	451,076
2025	186,010	277,003	463,013
2026	181,221	245,510	426,731
2027	158,467	248,524	406,991
Thereafter	1,020,904	2,193,035	3,213,939
Total lease payments	1,871,234	3,419,226	5,290,460
Less imputed interest	(489,605)	(1,158,649)	(1,648,254)
Total	$1,381,629	$2,260,577	$3,642,206
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of March 31, 2023. These leases will commence between year 2023 and 2025, with lease terms of 2 to 20 years and total lease commitments of approximately $468.1 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
10.    Debt Facilities
Mortgage and Loans Payable
As of March 31, 2023 and December 31, 2022, our mortgage and loans payable consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Term loans	$631,055	$619,090
Mortgage payable and loans payable	33,052	34,527
	664,107	653,617
Less amount representing unamortized debt discount and debt issuance cost	(1,003)	(1,062)
	663,104	652,555
Less current portion	(9,869)	(9,847)
	$653,235	$642,708
Senior Credit Facility and Refinancing
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
As of March 31, 2023 and December 31, 2022, the total amounts outstanding under the 2022 Term Loan Facility, net of debt issuance costs, were $615.9 million and $603.0 million, respectively.
As of March 31, 2023, we had 60 irrevocable letters of credit totaling $83.5 million issued and outstanding under the 2022 Revolving Facility, with approximately $3.9 billion remaining available to borrow under the 2022 Revolving Facility.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
As of March 31, 2023 and December 31, 2022, our senior notes consisted of the following (in thousands):

	March 31, 2023		December 31, 2022
	Amount	Effective Rate	Amount	Effective Rate
2.625% Senior Notes due 2024	$1,000,000	2.79%	$1,000,000	2.79%
1.250% Senior Notes due 2025	500,000	1.46%	500,000	1.46%
1.000% Senior Notes due 2025	700,000	1.18%	700,000	1.18%
2.900% Senior Notes due 2026	600,000	3.04%	600,000	3.04%
1.450% Senior Notes due 2026	700,000	1.64%	700,000	1.64%
0.250% Euro Senior Notes due 2027	542,750	0.45%	534,950	0.45%
1.800% Senior Notes due 2027	500,000	1.96%	500,000	1.96%
1.550% Senior Notes due 2028	650,000	1.67%	650,000	1.67%
2.000% Senior Notes due 2028	400,000	2.21%	400,000	2.21%
3.200% Senior Notes due 2029	1,200,000	3.30%	1,200,000	3.30%
2.150% Senior Notes due 2030	1,100,000	2.27%	1,100,000	2.27%
2.500% Senior Notes due 2031	1,000,000	2.65%	1,000,000	2.65%
3.900% Senior Notes due 2032	1,200,000	4.07%	1,200,000	4.07%
1.000% Euro Senior Notes due 2033	651,300	1.18%	641,940	1.18%
2.000% Japanese Yen Senior Notes Series A due 2035	283,381	2.07%	—	—%
2.130% Japanese Yen Senior Notes Series C due 2035	111,395	2.20%	—	—%
2.370% Japanese Yen Senior Notes Series B due 2043	76,998	2.42%	—	—%
2.570% Japanese Yen Senior Notes Series D due 2043	34,623	2.62%	—	—%
2.570% Japanese Yen Senior Notes Series E due 2043	75,267	2.62%	—	—%
3.000% Senior Notes due 2050	500,000	3.09%	500,000	3.09%
2.950% Senior Notes due 2051	500,000	3.00%	500,000	3.00%
3.400% Senior Notes due 2052	500,000	3.50%	500,000	3.50%
	12,825,714		12,226,890
Less amount representing unamortized debt issuance cost	(117,863)		(117,351)
	$12,707,851		$12,109,539

3.900% Senior Notes due 2032
On April 5, 2022, we issued $1.2 billion aggregate principal amount of 3.900% Senior Notes due 2032 (the "2032 Notes"). Interest on the 2032 Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2022. Debt issuance costs and debt discounts related to the 2032 Notes were $16.3 million.
2.000% Japanese Yen Senior Notes Series A due 2035, 2.370% Japanese Yen Senior Notes Series B due 2043, 2.130% Japanese Yen Senior Notes Series C due 2035, 2.570% Japanese Yen Senior Notes Series D due 2043 and 2.570% Japanese Yen Senior Notes Series E due 2043
On February 16, 2023, we issued ¥10.0 billion, or approximately $74.5 million in U.S. dollars, at the exchange rate in effect on that date, aggregate principal amount of 2.570% senior notes due March 8, 2043 (the "2043 Japanese Yen Series E Notes").

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
On March 8, 2023, and at the exchange rate in effect on that date, we issued ¥37.7 billion, or approximately $274.7 million in U.S. dollars, aggregate principal amount of 2.000% senior notes due March 8, 2035 (the "2035 Japanese Yen Series A Notes"), ¥10.2 billion, or approximately $74.6 million in U.S. dollars, aggregate principal amount of 2.370% senior notes due March 8, 2043 (the "2043 Japanese Yen Series B Notes"), ¥14.8 billion, or approximately $107.9 million in U.S. dollars, aggregate principal amount of 2.130% senior notes due March 8, 2035 (the "2035 Japanese Yen Series C Notes") and ¥4.6 billion, or approximately $33.5 million in U.S. dollars, aggregate principal amount of 2.570% senior notes due March 8, 2043 (the "2043 Japanese Yen Series D Notes").
Interest on the notes is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2023. Total debt issuance costs related to the 2035 Japanese Yen Series A Notes, the 2043 Japanese Yen Series B Notes, the 2035 Japanese Yen Series C Notes, the 2043 Japanese Yen Series D Notes and the 2043 Japanese Yen Series E Notes were $2.0 million, $0.6 million, $0.8 million, $0.3 million and $0.6 million, respectively.
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of March 31, 2023 (in thousands):

Years ending:
2023 (9 months remaining)	$7,427
2024	1,009,455
2025	1,208,082
2026	1,307,661
2027	1,664,907
Thereafter	8,292,290
Total	$13,489,822
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of our mortgage and loans payable and senior notes, including current maturities (in thousands):

	As of March 31, 2023			As of December 31, 2022
	Fair Value	Fair Value Measurement Using		Fair Value	Fair Value Measurement Using
		Level 1	Level 2		Level 1	Level 2
Mortgage and loans payable	$675,443	$—	$675,443	$666,387	$—	$666,387
Senior notes	11,042,035	10,437,543	604,492	10,196,933	10,196,933	—
The inputs used to estimate the fair value of debt instruments include:
•Level 1: quoted market prices; and
•Level 2: our credit rating and current prices of similar debt instruments that are publicly traded.
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest expense	$97,481	$79,965
Interest capitalized	5,533	4,420
Interest charges incurred	$103,014	$84,385

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Total interest paid in cash, net of capitalized interest, during the three months ended March 31, 2023 and 2022 was $98.4 million and $99.6 million, respectively.
11.    Commitments and Contingencies
Purchase and Other Commitments
As a result of our various IBX data center expansion projects, as of March 31, 2023, we were contractually committed for approximately $2.0 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of March 31, 2023, such as commitments to purchase power in select locations through the remainder of 2023 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2023 and thereafter. Such other miscellaneous purchase commitments totaled approximately $2.0 billion as of March 31, 2023. For further information on equity contribution commitments and lease commitments, see Note 6 and Note 9, respectively, above.
Contingent Liabilities
We estimate our exposure on certain liabilities, such as indirect and property taxes, based on the best information available at the time of determination. With respect to real and personal property taxes, we record what we can reasonably estimate based on prior payment history, assessed value by the assessor's office, current landlord estimates, or estimates based on current or changing fixed asset values in each specific municipality, as applicable. However, there are circumstances beyond our control whereby the underlying value of the property or basis for which the tax is calculated on the property may change, such as a landlord selling the underlying property of one of our IBX data center leases or a municipality changing the assessment value in a jurisdiction and, as a result, our property tax obligations may vary from period to period. Based upon the most current facts and circumstances, we make the necessary property tax accruals for each of our reporting periods. However, revisions in our estimates of the potential or actual liability could materially impact our financial position, results of operations or cash flows.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that could limit our exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy that could limit our exposure and enable us to recover some or all of amounts paid, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2023.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of March 31, 2023.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that could enable us to recover a portion of any amounts paid. We have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of March 31, 2023.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. Our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of March 31, 2023.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into credit facility agreements with a group of lenders under which it could borrow up to approximately $1.2 billion in total at the exchange rate in effect on March 31, 2023, with such facilities maturing in 2025 and 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with guarantees covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under these credit facilities, up to a limit of $251.5 million in total at the exchange rate in effect on March 31, 2023. As of March 31, 2023, the maximum potential amount of our future payments under these guarantees was approximately $82.4 million, at the exchange rates in effect on that date. Our estimated fair value of these guarantees is minimal as the likelihood of making a payout under the guarantees is low.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
12.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	92,813,976	$93	(193,273)	$(71,966)	$17,320,017	$(7,317,570)	$(1,389,446)	$2,964,838	$11,505,966	$(134)	$11,505,832
Net income	—	—	—	—	—	—	—	258,786	258,786	(56)	258,730
Other comprehensive income	—	—	—	—	—	—	104,258	—	104,258	—	104,258
Issuance of common stock and release of treasury stock for employee equity awards	419,490	—	16,066	5,978	38,565	—	—	—	44,543	1	44,544
Issuance of common stock under ATM Program	458,459	1	—	—	300,774	—	—	—	300,775	—	300,775
Dividend distribution on common stock,$3.41 per share	—	—	—	—	—	(318,736)	—	—	(318,736)	—	(318,736)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(483)	—	—	(483)	—	(483)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,406)	—	—	(2,406)	—	(2,406)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	136,345	—	—	—	136,345	—	136,345
Balance as of March 31, 2023	93,691,925	$94	(177,207)	$(65,988)	$17,795,701	$(7,639,195)	$(1,285,188)	$3,223,624	$12,029,048	$(189)	$12,028,859

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	90,872,826	$91	(301,420)	$(112,208)	$15,984,597	$(6,165,140)	$(1,085,751)	$2,260,493	$10,882,082	$(318)	$10,881,764
Net income	—	—	—	—	—	—	—	147,453	147,453	240	147,693
Other comprehensive loss	—	—	—	—	—	—	32,837	—	32,837	3	32,840
Issuance of common stock and release of treasury stock for employee equity awards	430,973	—	11,445	4,259	39,617	—	—	—	43,876	—	43,876
Dividend distribution on common stock, $3.10 per share	—	—	—	—	—	(282,031)	—	—	(282,031)	—	(282,031)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(497)	—	—	(497)	—	(497)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,045)	—	—	(2,045)	—	(2,045)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	121,210	—	—	—	121,210	—	121,210
Balance as of March 31, 2022	91,303,799	$91	(289,975)	$(107,949)	$16,145,424	$(6,449,713)	$(1,052,914)	$2,407,946	$10,942,885	$(75)	$10,942,810

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2022	Net Change	Balance as of March 31, 2023
Foreign currency translation adjustment ("CTA") gain (loss)	$(1,838,237)	$157,214	$(1,681,023)
Unrealized gain (loss) on cash flow hedges (1)	33,953	(12,881)	21,072
Net investment hedge CTA gain (loss) (1)	415,749	(39,960)	375,789
Net actuarial loss on defined benefit plans (2)	(911)	(115)	(1,026)
	$(1,389,446)	$104,258	$(1,285,188)

(1)Refer to Note 7 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plans are mandated by law. We do not have any defined benefit plans in any other countries.
Changes in foreign currencies can have a significant impact to our condensed consolidated balance sheets (as evidenced above in our foreign currency translation loss), as well as its condensed consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of March 31, 2023, the U.S. Dollar was generally weaker relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2022. Because of this, the U.S. Dollar had an overall favorable impact on our condensed consolidated financial position because the foreign denominations translated into more U.S. Dollars as evidenced by a decrease in foreign currency translation loss for the three months ended March 31, 2023 as reflected in the above table. The volatility of the U.S. Dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
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
During the first half of 2022, we executed five forward sale agreements under the 2020 ATM Program to sell 579,873 shares of our common stock. On August 3, 2022, we physically settled these forward sale shares for approximately $393.6 million, net of payment of commissions to sales agents and other offering expenses, at an aggregate weighted-average forward sale price of $678.72 per share. In the fourth quarter of 2022, we executed three additional forward sale agreements to sell 458,459 shares of our common stock with maturity dates ranging from February 2023 to November 2023. Of this amount, 308,875 shares were executed under the 2020 ATM Program and the remaining 149,584 shares were executed under the 2022 ATM Program. As of December 31, 2022, no shares remained available for sale under the 2020 ATM Program. On February 28, 2023, we physically settled these forward sale shares for approximately $301.6 million, net of payment of commissions to sales agents and other offering expenses, at an aggregate weighted-average forward sale price of $657.75 per share.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
For the three months ended March 31, 2023, other than as noted above, we sold no additional shares and for the three months ended March 31, 2022, we did not sell any shares under the 2022 and 2020 ATM Program. As of March 31, 2023, we had approximately $1.4 billion of common stock available for sale under the 2022 ATM Program.
Stock-Based Compensation
For the three months ended March 31, 2023, the Talent, Culture and Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, granted an aggregate of 845,473 restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $685.99 per share and a weighted-average requisite service period of 3.48 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues, adjusted funds from operations ("AFFO") per share and digital services revenues as the performance measurements in the RSUs with both service and performance conditions that were granted in the three months ended March 31, 2023.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the three months ended March 31, 2023. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2023 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$11,323	$10,443
Sales and marketing	19,505	20,184
General and administrative	67,887	59,325
Total	$98,715	$89,952
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables present revenue information disaggregated by product lines and geographic areas, (in thousands):

	Three Months Ended March 31, 2023
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$574,098	$515,611	$318,705	$1,408,414
Interconnection	198,639	72,606	65,562	336,807
Managed infrastructure	60,860	31,424	18,963	111,247
Other (1)	4,872	25,200	3,540	33,612
Recurring revenues	838,469	644,841	406,770	1,890,080
Non-recurring revenues	43,906	46,376	17,847	108,129
Total	$882,375	$691,217	$424,617	$1,998,209

(1) Includes some leasing and hedging activities.

	Three Months Ended March 31, 2022
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$522,171	$414,569	$282,615	$1,219,355
Interconnection	181,103	68,140	59,987	309,230
Managed infrastructure	49,222	30,990	20,642	100,854
Other (1)	5,134	6,414	1,337	12,885
Recurring revenues	757,630	520,113	364,581	1,642,324
Non-recurring revenues	42,791	30,367	18,965	92,123
Total	$800,421	$550,480	$383,546	$1,734,447

(1) Includes some leasing and hedging activities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
No single customer accounted for 10% or greater of our accounts receivable or revenues for the three months ended March 31, 2023 and 2022. There is no country outside of the U.S. from which we derived revenues that exceeded 10% of our total revenues for the three months ended March 31, 2023 and 2022.
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA:
Americas	$405,087	$356,555
EMEA	326,513	260,345
Asia-Pacific	212,683	182,812
Total adjusted EBITDA	944,283	799,712
Depreciation, amortization and accretion expense	(458,995)	(436,386)
Stock-based compensation expense	(98,715)	(89,952)
Transaction costs	(1,600)	(4,240)
Loss on asset sales	(852)	(1,818)
Interest income	19,388	2,106
Interest expense	(97,481)	(79,965)
Other income (expense)	7,503	(9,549)
Gain on debt extinguishment	254	529
Income before income taxes	$313,785	$180,437
 We also provide the following additional segment disclosures (in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation and amortization:
Americas	$244,714	$229,709
EMEA	124,017	115,054
Asia-Pacific	88,369	90,577
Total	$457,100	$435,340
Capital expenditures:
Americas	$300,675	$185,046
EMEA	145,820	162,503
Asia-Pacific	83,105	64,969
Total	$529,600	$412,518

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, located in the following geographic areas as of (in thousands):

	March 31, 2023	December 31, 2022
Americas	$7,706,923	$7,532,125
EMEA	5,727,022	5,577,498
Asia-Pacific	3,479,789	3,539,911
Total property, plant and equipment, net	$16,913,734	$16,649,534

Americas	$252,022	$263,148
EMEA	450,460	440,139
Asia-Pacific	701,234	724,663
Total operating lease right-of-use assets	$1,403,716	$1,427,950
14.    Subsequent Events
Declaration of dividends
On May 3, 2023, we declared a quarterly cash dividend of $3.41 per share, which is payable on June 21, 2023 to our common stockholders of record as of the close of business on May 24, 2023.

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance-Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge solutions platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 248 IBXs, including 11 xScale data centers and the MC1 data center that are held in unconsolidated joint ventures, across 71 markets around the world. We offer the following solutions:
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
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 82% and 80%, as of March 31, 2023 and 2022, respectively. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows.
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
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length, and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three months ended March 31, 2023 and 2022. Our 50 largest customers accounted for approximately 37% and 38% of our recurring revenues for the three months ended March 31, 2023 and 2022.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of March 31, 2023, our REIT structure included all of our data center operations in the U.S., Canada, Mexico, Chile, Japan, Singapore and the majority of our data centers in EMEA. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We included our share of the assets in xScale joint ventures (with the exception of Korea) in our REIT structure.
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
On March 22, 2023, we paid a quarterly cash dividend of $3.41 per share. On May 3, 2023, we declared a quarterly cash dividend of $3.41 per share, payable on June 21, 2023, to our common stockholders of record as of the close of business on May 24, 2023. We expect the amount of all of our 2023 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2023.
2023 Highlights:
•In February, we settled three forward sale agreements executed under the 2020 and 2022 ATM Programs and sold 458,459 shares of our common stock for approximately $301.6 million, net of payment of commissions to sales agents and other offering expenses, at an aggregate weighted-average forward sale price of $657.75. See Note 12 within the Condensed Consolidated Financial Statements.
•In February and March, we issued ¥77.28 billion, or approximately $565.2 million in Japanese Yen Senior Notes due 2035 and 2043 (the "Japanese Yen Senior Notes Series"). See Note 10 within the Condensed Consolidated Financial Statements.
•In March, we sold the Mexico 3 ("MX3") data center site in connection with the formation of a new joint venture with GIC, to develop and operate xScale data centers in the Americas (the "AMER 1 Joint Venture"). Upon closing, we contributed $8.4 million in exchange for a 20% partnership interest in the joint venture. See Note 5 and 6 within the Condensed Consolidated Financial Statements.
Results of Operations
Our results of operations for the three months ended March 31, 2023 include the results of operations of data centers in Peru and Chile acquired from Entel from August 1, 2022 and May 2, 2022, respectively, and of the acquisition of MainOne from April 1, 2022.
In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in results of operations with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.
Three Months Ended March 31, 2023 and 2022
Revenues. Our revenues for the three months ended March 31, 2023 and 2022 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$838,469	43%	$757,630	44%	$80,839	11%	11%
Non-recurring revenues	43,906	2%	42,791	2%	1,115	3%	3%
	882,375	45%	800,421	46%	81,954	10%	11%
EMEA:
Recurring revenues	644,841	32%	520,113	30%	124,728	24%	30%
Non-recurring revenues	46,376	2%	30,367	2%	16,009	53%	60%
	691,217	34%	550,480	32%	140,737	26%	32%
Asia-Pacific:
Recurring revenues	406,770	20%	364,581	21%	42,189	12%	16%
Non-recurring revenues	17,847	1%	18,965	1%	(1,118)	(6)%	(1)%
	424,617	21%	383,546	22%	41,071	11%	16%
Total:
Recurring revenues	1,890,080	95%	1,642,324	95%	247,756	15%	18%
Non-recurring revenues	108,129	5%	92,123	5%	16,006	17%	21%
	$1,998,209	100%	$1,734,447	100%	$263,762	15%	18%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.

Revenues
(dollars in thousands)

Americas Revenues. During the three months ended March 31, 2023, Americas revenue increased by $82.0 million or 10% (11% on a constant currency basis). Growth in Americas revenues was primarily due to:
•$14.9 million of incremental revenues from the Entel Chile and Entel Peru acquisitions;
•approximately $11.8 million of incremental revenues generated from our IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended March 31, 2023, EMEA revenue increased by $140.7 million or 26% (32% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $29.9 million of incremental revenues generated from our IBX data center expansions;
•$20.4 million of incremental revenues generated from the MainOne Acquisition;
•$13.9 million of incremental revenues from services provided to our joint ventures; with an increase in sales and marketing agreement fees, which drove business growth during the period; and
•power price increases as well as an increase in orders from both our existing customers and new customers during the period.
Asia-Pacific Revenues. During the three months ended March 31, 2023, Asia-Pacific revenue increased by $41.1 million or 11% (16% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $19.5 million of incremental revenues generated from our IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.

Cost of Revenues. Our cost of revenues for the three months ended March 31, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$386,147	39%	$380,520	42%	$5,627	1%	2%
EMEA	384,345	38%	306,341	33%	78,004	25%	33%
Asia-Pacific	235,599	23%	229,014	25%	6,585	3%	8%
Total	$1,006,091	100%	$915,875	100%	$90,216	10%	14%

Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended March 31, 2023, Americas cost of revenues increased by $5.6 million or 1% (2% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to incremental cost of revenues from the Entel Chile and Entel Peru acquisitions.
EMEA Cost of Revenues. During the three months ended March 31, 2023, EMEA cost of revenues increased by $78.0 million or 25% (33% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$45.5 million of higher utilities costs, primarily driven by increases in power cost and higher utility usage;
•$12.2 million of incremental cost of revenues from the MainOne Acquisition; and
•$8.4 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
Asia-Pacific Cost of Revenues. During the three months ended March 31, 2023, Asia-Pacific cost of revenues increased by $6.6 million or 3% (8% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to higher rent and facilities costs, primarily in Hong Kong.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2023 and 2022 by geographic regions were as follows (dollars in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$138,113	65%	$122,231	64%	$15,882	13%	13%
EMEA	48,039	23%	44,898	23%	3,141	7%	13%
Asia-Pacific	24,519	12%	25,382	13%	(863)	(3)%	1%
Total	$210,671	100%	$192,511	100%	$18,160	9%	12%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the three months ended March 31, 2023, Americas sales and marketing expenses increased by $15.9 million or 13% (and also 13% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:
•$5.9 million of higher travel and entertainment expenses due to activities trending towards pre-pandemic levels;
•$3.5 million of higher advertising costs including online ads, design services and marketing research;
•$2.9 million of higher amortization expense as a result of recent acquisitions; and
•$2.7 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
EMEA Sales and Marketing Expenses. During the three months ended March 31, 2023, EMEA sales and marketing expenses increased $3.1 million or 7% (13% on a constant currency basis). The increase in our EMEA sales and marketing expenses was primarily due to:
•$1.5 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$1.0 million of higher travel and entertainment expenses due to activities trending towards pre-pandemic levels.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2023 and 2022 by geographic regions were as follows (dollars in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$265,949	68%	$235,118	67%	$30,831	13%	13%
EMEA	75,831	19%	69,874	20%	5,957	9%	15%
Asia-Pacific	53,094	13%	47,695	13%	5,399	11%	15%
Total	$394,874	100%	$352,687	100%	$42,187	12%	14%
  General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended March 31, 2023, Americas general and administrative expenses increased by $30.8 million or 13% (and also 13% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$12.0 million of higher depreciation expense associated with back-office systems to support the growth of our business;
•$11.9 million of higher consulting costs due to an increase in the use of contingent workers to staff full time positions;
•$5.8 million of higher office expenses primarily due to additional software and support services; and
•partially offset by a $2.8 million decrease in compensation costs, including salaries, bonuses and stock-based compensation, primarily due to a slow down in the rate of growth of full time employees.
EMEA General and Administrative Expenses. During the three months ended March 31, 2023, EMEA general and administrative expenses increased by $6.0 million or 9% (15% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to:
•$1.9 million of higher travel and entertainment expenses due to activities trending towards pre-pandemic levels;
•$1.6 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$0.9 million of higher office and facility costs.
Asia-Pacific General and Administrative Expenses. During the three months ended March 31, 2023, Asia-Pacific general and administrative expenses increased by $5.4 million or 11% (15% on a constant currency basis). The increase in our Asia-Pacific general and administrative expense was primarily due to:

•$10.6 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•partially offset by a $4.7 million decrease in consulting costs driven by an increase in the conversion of contingent workers to full time employees.
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
Transaction costs. During the three months ended March 31, 2023 and 2022, we did not record a significant amount of transaction costs.
Loss on Asset Sales. During the three months ended March 31, 2023 and 2022, we did not record a significant amount of loss on asset sales.
Income from Operations. Our income from operations for the three months ended March 31, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$88,859	23%	$58,523	22%	$30,336	52%	53%
EMEA	184,144	48%	128,208	49%	55,936	44%	48%
Asia-Pacific	111,118	29%	80,585	29%	30,533	38%	43%
Total	$384,121	100%	$267,316	100%	$116,805	44%	48%
Americas Income from Operations. During the three months ended March 31, 2023, Americas income from operations increased by $30.3 million or 52% (53% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisitions and organic growth, as described above.
EMEA Income from Operations. During the three months ended March 31, 2023, EMEA income from operations increased by $55.9 million or 44% (48% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth, as described above.
Asia-Pacific Income from Operations. During the three months ended March 31, 2023, Asia-Pacific income from operations increased by $30.5 million or 38% (43% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
Interest Income. Interest income was $19.4 million, with an annualized yield of 3.41%, for the three months ended March 31, 2023. During the three months ended March 31, 2022, we did not record a significant amount of interest income.
Interest Expense. Interest expense increased to $97.5 million for the three months ended March 31, 2023 from $80.0 million for the three months ended March 31, 2022, primarily due to the issuance of the 3.900% Senior Notes due 2032 in 2022, issuance of 2.000% - 2.57% Japanese Yen Senior Notes due 2035 and 2043 in the first quarter of 2023 and an increase in the variable rate of our GBP term loan. During the three months ended March 31, 2023 and 2022, we capitalized $5.5 million and $4.4 million, respectively, of interest expense to construction in progress. See Note 10 within the Condensed Consolidated Financial Statements.
Other Expense. We recorded net other income of $7.5 million for the three months ended March 31, 2023, primarily comprised of foreign currency exchange gains and losses. For the three months ended March 31, 2022, we recorded $9.5 million of other expense, primarily comprised of foreign currency exchange gains and losses.
Gain on debt extinguishment. We did not record a significant amount of gain on debt extinguishment during the three months ended March 31, 2023 and 2022.

Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2023 and 2022, respectively. As such, other than state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the three months ended March 31, 2023 and 2022.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended March 31, 2023 and 2022.
For the three months ended March 31, 2023 and 2022, we recorded $55.1 million and $32.7 million of income tax expense, respectively. Our effective tax rates were 17.6% and 18.2%, for the three months ended March 31, 2023 and 2022, respectively.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended March 31, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$405,087	42%	$356,555	45%	$48,532	14%	14%
EMEA	326,513	35%	260,345	33%	66,168	25%	31%
Asia-Pacific	212,683	23%	182,812	22%	29,871	16%	22%
Total	$944,283	100%	$799,712	100%	$144,571	18%	21%
Americas Adjusted EBITDA. During the three months ended March 31, 2023, Americas adjusted EBITDA increased by $48.5 million or 14% (and also 14% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisitions and organic growth, as described above.
EMEA Adjusted EBITDA. During the three months ended March 31, 2023, EMEA adjusted EBITDA increased by $66.2 million or 25% (31% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth as described above.
Asia-Pacific Adjusted EBITDA. During the three months ended March 31, 2023, Asia-Pacific adjusted EBITDA decreased by $29.9 million or 16% (22% on a constant currency basis), primarily due to the higher utility costs, as described above.
Non-GAAP Financial Measures
We provide all information required in accordance with GAAP, but we believe that evaluating our ongoing results of operations may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we use non-GAAP financial measures to evaluate our operations.
Non-GAAP financial measures are not a substitute for financial information prepared in accordance with GAAP. Non-GAAP financial measures should not be considered in isolation, but should be considered together with the most directly comparable GAAP financial measures and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures. We have presented such non-GAAP financial measures to provide investors with an additional tool to evaluate our results of operations in a manner that focuses on what management believes to be our core, ongoing business operations. We believe that the inclusion of these non-

GAAP financial measures provides consistency and comparability with past reports and provides a better understanding of the overall performance of the business and ability to perform in subsequent periods. We believe that if we did not provide such non-GAAP financial information, investors would not have all the necessary data to analyze us effectively.
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

	Three Months Ended March 31,
	2023	2022
Net income	$258,730	$147,693
Income tax expense	55,055	32,744
Interest income	(19,388)	(2,106)
Interest expense	97,481	79,965
Other (income) expense	(7,503)	9,549
Gain on debt extinguishment	(254)	(529)
Depreciation, amortization, and accretion expense	458,995	436,386
Stock-based compensation expense	98,715	89,952
Transaction costs	1,600	4,240
Loss on asset sales	852	1,818
Adjusted EBITDA	$944,283	$799,712
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

Our FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$258,730	$147,693
Net (income) loss attributable to non-controlling interests	56	(240)
Net income attributable to Equinix	258,786	147,453
Adjustments:
Real estate depreciation	283,681	280,196
Loss on disposition of real estate property	2,561	2,845
Adjustments for FFO from unconsolidated joint ventures	3,124	2,150
FFO attributable to common shareholders	$548,152	$432,644

	Three Months Ended March 31,
	2023	2022
FFO attributable to common shareholders	$548,152	$432,644
Adjustments:
Installation revenue adjustment	(2,237)	845
Straight-line rent expense adjustment	1,179	3,660
Amortization of deferred financing costs and debt discounts and premiums	4,590	4,204
Stock-based compensation expense	98,715	89,952
Contract cost adjustment	(6,682)	(14,939)
Non-real estate depreciation expense	120,945	105,575
Amortization expense	52,474	49,569
Accretion expense adjustment	1,895	1,046
Recurring capital expenditures	(21,729)	(23,881)
Gain on debt extinguishment	(254)	(529)
Transaction costs	1,600	4,240
Income tax expense (benefit) adjustment	1,582	(323)
Adjustments for AFFO from unconsolidated joint ventures	1,563	569
AFFO attributable to common shareholders	$801,793	$652,632

Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three months ended March 31, 2023 as compared to the same period in 2022 the U.S. dollar was stronger relative to the Japanese yen, British Pound, Euro and Australian dollar, which resulted in an unfavorable foreign currency impact on revenue, operating income, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2022 are used as exchange rates for the three months ended March 31, 2023 when comparing the three months ended March 31, 2023 with the three months ended March 31, 2022).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of March 31, 2023, our principle sources of liquidity were $2.6 billion of cash and cash equivalents. In addition to our cash balance, we had $3.9 billion of additional liquidity available to us from our $4.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our 2022 ATM Program, under which we may offer and sell from time to time our common stock in "at the market" transactions on either a spot or forward basis. As of March 31, 2023, we had $1.4 billion available for sale under the 2022 ATM Program.
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and external financing sources, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, distribution of dividends and completion of our publicly announced acquisitions, ordinary costs to operate the business, and expansion projects.
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
Cash Flow

	Three Months Ended March 31,
	2023	2022	Change
	(dollars in thousands)
Net cash provided by operating activities	$691,408	$581,123	$110,285
Net cash used in investing activities	(522,136)	(258,759)	(263,377)
Net cash (used in) provided by financing activities	542,237	(168,915)	711,152

Operating Activities
Our cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $110.3 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by improved results of operations offset by increases in cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities increased by $263.4 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a $117.1 million increase in capital expenditures, a $123.1 million decrease in the proceeds from the sale of assets to our Joint Ventures and a $37.3 million increase in real estate acquisitions. This increase was partially offset by a $14.2 million decrease in purchases of investments.
Financing Activities
Net cash provided by financing activities increased by $711.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by a $565.2 million increase in proceeds from senior notes, a $549.4 million decrease in the repayment of mortgage and loans payable, $300.8 million increase in proceeds from the 2020 and 2022 ATM Programs, a $5.3 million decrease in repayments of finance lease liabilities, a $3.1 million decrease in debt issuance costs and a $0.7 million increase in proceeds from employee awards. This increase is partially offset by a $676.9 million decrease in proceeds from mortgage and loans payable and a $36.5 million increase in dividend distributions.
Material Cash Commitments
As of March 31, 2023, our principle commitments were primarily comprised of:
•approximately $12.8 billion of principal from our senior notes (gross of debt issuance cost and debt discount);
•approximately $3.2 billion of interest on mortgage payable, loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$664.1 million of principal from our term loans, mortgage and loans payable (gross of debt issuance cost and debt discount);
•approximately $5.3 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $2.0 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $2.0 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during 2024 and beyond, the majority of which is payable within the next two years.

We believe that our sources of liquidity, including our expected future operating cash flows, are sized to adequately meet both the near- and long-term material cash commitments for the foreseeable future. For further information on maturities of lease liabilities and debt instruments, see Notes 9 and 10, respectively, within the Condensed Consolidated Financial Statements.
Other Contractual Obligations
We have additional future equity contributions and commitments to the joint ventures with GIC and PGIM. For additional information, see the "Equity Method Investments" footnote within the Condensed Consolidated Financial Statements.

Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of March 31, 2023. For additional information, see “Maturities of Lease Liabilities” in Note 9 within the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill, accounting for property, plant and equipment and accounting for leases, which are discussed in more detail under the caption "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
There have been no significant changes to our exposure management and procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2023 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2022, other than factors discussed below.
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
Foreign Currency Risk
To help manage the exposure to foreign currency exchange rate fluctuations, we have implemented a number of hedging programs, in particular (i) a cash flow hedging program to hedge the forecasted revenues and expenses in our EMEA region as well as our debt denominated in foreign-currencies, (ii) a balance sheet hedging program to hedge the re-measurement of monetary assets and liabilities denominated in foreign currencies, and (iii) a net investment hedging program to hedge the long term investments in our foreign subsidiaries. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements and their impact on the condensed consolidated statements of operations.
We have entered into various foreign currency debt obligations. As of March 31, 2023, the total principal amount of foreign currency debt obligations was $2.4 billion, including $1.2 billion denominated in Euro, $616.8 million denominated in British Pound and $581.7 million denominated in Japanese Yen. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of March 31, 2023, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $265.8 million and $217.5 million, respectively. As of March 31, 2023, we have designated $1.5 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the condensed consolidated balance sheets.
We are also party to cross-currency interest rate swaps. As of March 31, 2023, the total notional amount of cross-currency interest rate swap contracts was $4.2 billion. As of March 31, 2023, we have designated $3.9 billion of the total notional amount of cross-currency swaps as net investment hedges against our investment in foreign subsidiaries and $280.3 million as cash flow hedges against a portion of our foreign currency denominated debt. If the U.S. dollar weakened or strengthened by 10% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $346.8 million and $283.7 million, respectively.
The U.S. Dollar weakened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2023. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the three months ended March 31, 2023 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $67.2 million and $60.0 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the three months ended March 31, 2023 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $81.1 million and $75.9 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of March 31, 2023 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $6.2 million or decrease by approximately $6.2 million based on the total balance of our term loan borrowings as of March 31, 2023.
We periodically enter into interest rate locks to hedge the interest rate exposure created by anticipated fixed rate debt issuances, which are designated as cash flow hedges. When interest rate locks are settled, any accumulated gain or loss included as a component of other comprehensive income (loss) will be amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. We also use cross-currency swaps to hedge our interest rate risk in our variable rate debt obligations by changing the benchmark rate for a portion of the variable rate debt obligations from SONIA to SOFR. As of March 31, 2023, the total notional amount of such cross-currency interest rate swaps was $280.3 million.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades and we are seeing its impact on various aspects of our business. We are also experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to our IBX data center construction and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. The adverse economic conditions we are currently experiencing may cause a decrease in sales as some customers may need to take cost cutting measures or scale back their operations. This could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our DSO, longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Further, volatility in the financial markets and rising interest rates like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. Finally, should the U.S. government fail to raise its debt ceiling in a timely manner, a U.S. default on its debt could worsen the current economic conditions and, because we have a significant amount of our cash invested in U.S. government securities through money market funds, potentially adversely affect our liquidity position by exposing us to potential losses or delays in accessing our funds.

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

Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids more generally, and planned power outages by public utilities, such as those related to Pacific Gas and Electric Company's planned outages in California to minimize fire risks, could harm our customers and our business. Employees working from home could be subjected to power outages at home which could be difficult to track and could affect the day-to-day operations of our non-IBX data center employees. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical and regulatory problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we could be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators, which are in turn supported by onsite fuel storage and through contracts with fuel suppliers, but these measures may not always prevent downtime or solve for long-term or large-scale outages. Any outage or supply disruption could adversely affect our business, customer experience and revenues.

We are currently experiencing inflation and volatility pressures in the energy market globally. In particular, current dislocation in the Singapore power market has resulted in Equinix having to buy power at extremely elevated spot and future rates and this ongoing price volatility impacted elements of our 2022 financial results and long-term models. Various macroeconomic factors are contributing to the instability and global power shortage including the Russia and Ukraine war, severe weather events, governmental regulations, government relations and inflation. The price for power in many of the countries in which we operate has seen significant increases in recent months, and it is unclear when the markets will stabilize. While we have aimed to minimize our risk exposure related to power procurement in Singapore and globally via hedging, conservation, and other efficiencies, we expect the cost for power to continue to be volatile and unpredictable and subject to inflationary pressures. We believe we have made appropriate estimates for these costs in our forecasting but the current unpredictable energy market could materially affect our financial forecasting, results of operations and financial condition.

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
Despite our efforts to protect against cyber-attacks, we are not fully insulated from these types of security breaches, and such an attack could adversely impact our competitiveness and results of operations. For example, in September 2020, we discovered ransomware on certain of our internal systems. While the incident was resolved and did not cause a material disruption to our systems nor result in any material costs to us, we expect we will continue to face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, ransomware, malware, distributed denial-of-service attacks or other malicious activities. These threats may result from human error, equipment failure, fraud or malice on the part of employees, vendors or third parties. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Our adaptation to a hybrid working model that includes both work from home and in an office could continue to expose us to new security risks. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers' operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and results of operations. The cybersecurity regulatory landscape continues to evolve and compliance with the proposed reporting requirements could further complicate our ability to resolve cyberattacks. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.
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

Our business depends on providing customers with highly reliable solutions. We must safeguard our customers' infrastructure and equipment located in our IBX data centers and ensure our IBX data centers and non-IBX business operations remain operational at all times. We own certain of our IBX data centers, but others are leased by us, and we rely on the landlord for basic maintenance of our leased IBX data centers and office buildings. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these buildings and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the IBX data centers. Newly acquired data centers also may not have the same power infrastructure and design in place as our own IBX data centers. These legacy designs could require upgrades in order to meet our standards and our customers’ expectations. Until the legacy systems are brought up to our standards, customers in these legacy IBX data centers could be exposed to higher risks of unexpected power outages. We have experienced power outages because of these legacy design issues in the past and we could experience these in the future.

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

We have been investing heavily in our back-office information technology systems and processes for a number of years and expect such investment to continue for the foreseeable future in support of our pursuit of global, scalable solutions across all geographies and functions that we operate in. These continuing investments include: 1) ongoing improvements to the customer experience from initial quote to customer billing and our revenue recognition process; 2) integration of recently acquired operations onto our various information technology systems; and 3) implementation of new tools and technologies to either further streamline and automate processes, or to support our compliance with evolving U.S. GAAP. Our finance team is also working on a multi-year project to move the backbone of our finance systems to the cloud. As a result of our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. For example, difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems also create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back-office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit us or are de-scoped. Finally, the collective impact of these changes to our business has placed significant demands on impacted employees across multiple functions, increasing the risk of errors and control deficiencies in our financial statements, distraction from the effective operation of our business and difficulty in attracting and retaining employees. Any such difficulties or disruptions may adversely affect our business and results of operations.

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

The use of high-power density equipment may limit our ability to fully utilize our older IBX data centers.

Server technologies continue to evolve and in some instances these changes can result in customers increasing their use of high-power density equipment in our IBX data centers which can increase the demand for power on a per cabinet basis. Because many of our IBX data centers were built a number of years ago, the current demand for power may exceed the designed electrical capacity in these IBX data centers. As power, not space, is a limiting factor in many of our IBX data centers, our ability to fully utilize those IBX data centers may be impacted. The ability to increase the power capacity of an IBX data center, should we decide to, is dependent on several factors including, but not limited to, the local utility's ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical infrastructure of an IBX data center to deliver additional power to customers. Although we are currently designing and building to a higher power specification than that of many of our older IBX data centers, there is a risk that demand will continue to increase and our IBX data centers could become underutilized sooner than expected.

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

Instability in the markets and the current macroeconomic environment could also increase delays in our sales cycle. Delays due to the length of our sales cycle may materially and adversely affect our revenues and results of operations, which could harm our ability to meet our forecasts and cause volatility in our stock price.

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

We have invested in joint ventures in order to develop capacity to serve the large footprint needs of a targeted set of hyperscale customers by leveraging existing capacity and dedicated hyperscale builds. We have announced our intention to seek additional joint ventures for certain of our hyperscale builds. There can be no assurances that our joint ventures will be successful or that we find appropriate partners, or that we will be able to successfully meet the needs of these customers through our hyperscale offerings.

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

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our results of operations may cause the market price of our common stock to be volatile. We may experience significant fluctuations in our results of operations in the foreseeable future due to a variety of factors, many of which are listed in this Risk Factors section. Additional factors could include, but are not limited to:

•the timing and magnitude of depreciation and interest expense or other expenses related to the acquisition, purchase or construction of additional IBX data centers or the upgrade of existing IBX data centers;
•demand for space, power and solutions at our IBX data centers;
•the availability of power and the associated cost of procuring the power;
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
As of March 31, 2023, our retained earnings were $3.2 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

We cannot assure that the price of any future acquisitions of IBX data centers or businesses will be similar to prior IBX data center acquisitions and businesses. In fact, we expect costs required to build or render new IBX data centers operational to increase in the future. If our revenue does not keep pace with these potential acquisition and expansion costs, we may not be able to maintain our current or expected margins as we absorb these additional expenses. There is no assurance we would successfully overcome these risks, or any other problems encountered with these acquisitions.

The anticipated benefits of our joint ventures may not be fully realized, or take longer to realize than expected.

We have entered into joint ventures to develop and operate data centers (the “Joint Ventures”). Equinix owns a 20% interest and our Joint Venture partners own an 80% interest in each joint venture, and Equinix operates all facilities.

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

We may not realize all of the anticipated benefits from our Joint Ventures. The success of these Joint Ventures will depend, in part, on the successful partnership between Equinix and our Joint Venture partners. Such a partnership is subject to risks as outlined below in our risk factor related to Joint Ventures, and more generally, to the same types of business risks as would impact our IBX data center business. A failure to successfully partner, or a failure to realize our expectations for the Joint Ventures, including any contemplated exit strategy from a Joint Venture, could materially impact our business, financial condition and results of operations. These Joint Ventures could also be negatively impacted by inflation, supply chain issues, an inability to obtain financing on favorable terms or at all, an inability to fill the xScale sites with customers as planned, and development and construction delays, including those we are currently experiencing in many markets globally.

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
•our joint venture partners may take actions unrelated to our business agreement but which reflect poorly on us because of our joint venture relationship;
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
•compliance with evolving cybersecurity laws including reporting requirements; and

•compliance with evolving governmental regulation with which we have little experience.
Geo-political events, such as Brexit, the Hong Kong national security law, the trade war between the U.S. and China and the war between Russia and Ukraine, may increase the likelihood of the listed risks to occur and could have a negative effect on our business domestically or internationally. With respect to Brexit, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations. In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation ("GDPR") and other data privacy laws and requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. With respect to the current trade war between the U.S. and China, we have several customers in China named in restrictive executive orders by the previous U.S. administration that are currently covered by a freeze issued by the current U.S. administration or currently enjoined from enforcement subject to pending litigation. If Equinix is required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected. Violations of any of these domestic or international laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to provide our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and results of operations. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.
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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of March 31, 2023, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $15.8 billion, our stockholders' equity was $12.0 billion and our cash and cash equivalents totaled $2.6 billion. In addition, as of March 31, 2023, we had approximately $3.9 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of March 31, 2023, we recorded operating lease liabilities of $1.4 billion, which represents our obligation to make lease payments under those lease arrangements.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In November 2022, we established a successor "at the market" equity offering program (the "2022 ATM Program") in the amount of $1.5 billion under which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of March 31, 2023, we had approximately $1.4 billion available for sale under the 2022 ATM Program. We expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 12 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM programs.
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

We may fail to achieve our Environmental, Social and Governance ("ESG") and sustainability goals, or may encounter objections to them, either of which may adversely affect public perception of our business and affect our relationship with our customers, our stockholders and/or other stakeholders.

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

Pursuing these objectives involves additional costs for conducting our business. For example, developing and acting on ESG initiatives, including collecting, measuring, and reporting information, goals and other metrics can be costly, difficult and time consuming. We have separately undertaken efforts to procure coverage from renewable energy projects in order to support availability in new renewables development. These efforts to support and enhance renewable electricity generation may increase our costs of electricity above those that would be incurred through procurement of conventional electricity from existing sources or through conventional grids. Reducing our carbon footprint may require physical or operational modifications that may be costly. These initiatives could adversely affect our financial position and results of operations.

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

The Organization for Economic Co-operation and Development ("OECD") is an international association made up of over 30 countries including the U.S. The OECD has proposed and made numerous changes to long-standing tax principles, which, if adopted by the member countries, could have a materially adverse effect on our tax liabilities. For example, various foreign jurisdictions are starting to explore the taxation of digital services and the mechanism of levying a top-up tax through the adoption of OECD tax principles which could have a negative effect on our tax liability.

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

Various laws and governmental regulations, both in the U.S. and abroad, governing internet-related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission ("FCC") recently overturned network neutrality rules, which may result in material changes in the regulations and contribution regime affecting us and our customers. Furthermore, the U.S. Congress and state legislatures are reviewing and considering changes to the new FCC rules making the future of network neutrality uncertain. Changes to these laws and regulations could have a material adverse effect on us and our customers. We expect there may also be forthcoming regulation in the U.S. on a federal or state level in the areas of cybersecurity, data privacy, sustainability, taxation and data security, any of which could impact us and our customers. Similarly, data privacy regulations continue to evolve and must be addressed by Equinix as a global company.

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

We maintain a complex global organizational structure, containing numerous legal entities of varied types and serving various purposes, in each country in which we operate. For example, in order to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, we use TRSs and qualified REIT subsidiaries ("QRSs") in order to segregate our income between net income from real estate and net income from other activities and in order to satisfy other REIT qualification requirements. This results in significantly more entities than we might otherwise utilize if we were not maintaining our qualification for taxation as a REIT.

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

Risks Related to Our REIT Status in the U.S.

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
We paid a quarterly distribution on March 22, 2023 and have declared a quarterly distribution to be paid on  June 21, 2023. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

Our operations utilize TRSs to facilitate our qualification for taxation as a REIT. The net income of our TRSs is not included in our REIT taxable income unless it is distributed by an applicable TRS, and income that is not included in our REIT taxable income generally is not subject to the REIT income distribution requirement. Our ability to receive distributions from our TRSs is limited by the rules with which we must comply to maintain our qualification for taxation as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other nonqualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs.

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

The stock market has from time-to-time experienced extreme price and volume fluctuations, which have particularly affected the market prices for telecommunications companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets may affect the market value of our common stock. Furthermore, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and/or damages, and divert management's attention from other business concerns, which could seriously harm our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No. 2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No. 3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	4/13/2022	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	12/5/2017	4.1

4.3	Fourth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.2

4.4	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.3)

4.5	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.4

4.6	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.5)

4.7	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.6

4.8	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.7)	8-K	6/22/2020

4.9	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.2

4.10	Form of 1.250% Senior Note due 2025 (See Exhibit 4.9)

4.11	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.4

4.12	Form of 1.800% Senior Note due 2027 (See Exhibit 4.11)

4.13	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.6

4.14	Form of 2.150% Senior Note due 2030 (see Exhibit 4.13)

4.15	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.8

4.16	Form of 3.000% Senior Note due 2050 (See Exhibit 4.15)

4.17	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.2

4.18	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.17)

4.19	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.4

4.20	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.19)

4.21	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.6

4.22	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.21)

4.23	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.2

4.24	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.23)

4.25	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.4

4.26	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.25)

4.27	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.2

4.28	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.27)

4.29	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.4

4.30	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.29)

4.31	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.6

4.32	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.31)

4.33	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.8

4.34	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.33)

4.35	Twentieth Supplemental Indenture, dated as of April 5, 2022, between Equinix, Inc. and U.S. Bank Trust Company National Association, as Trustee.	8-K	4/5/2022	4.2

4.36	Form of 3.900% Senior Notes due 2032 (included in Exhibit 4.35)

4.37	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.38	Description of Securities	10-K	12/31/2022	4.38

4.39	Notes Purchase Agreement, dated February 7, 2023, and issued by Equinix Japan K.K. and Equinix, Inc. as Parent Guarantor.				X

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2021	10.2

10.3**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.4**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-K	12/31/2022	10.4

10.5**	2020 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.19

10.6**	2020 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.20

10.7**	2020 Form of Time-Based Restricted Stock Agreement for Executives.	10-Q	3/31/2020	10.21

10.8**	2021 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.11

10.9**	2021 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.12

10.10**	2021 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.13

10.11**	2022 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.11

10.12**	2022 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.12

10.13**	2022 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.13

10.14**	2022 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2022	10.14

10.15**	2023 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.				X

10.16**	2023 Form of TSR Restricted Stock Unit Agreement for Executives.				X

10.17**	2023 Form of Time-Based Restricted Stock Unit Agreement for Executives.				X

10.18**	2023 Equinix, Inc. Annual Incentive Plan.				X

10.19	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

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
		10-K	12/31/2021	10.22

10.21**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.22**	Change in Control Severance Agreement between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.23**	Change in Control Severance Agreement between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.24**	Change in Control Severance Agreement between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.27

10.25**	Change in Control Severance Agreement between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.26**	Change in Control Severance Agreement between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.27**	Change in Control Severance Agreement between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.28**	Change in Control Severance Agreement between Equinix, Inc and Jon Lin dated January 2, 2022.	10-K	12/31/2022	10.24

10.29**	Change in Control Severance Agreement between Equinix, Inc. and Scott Crenshaw dated August 1, 2022.	10-K	12/31/2022	10.25

10.30**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.31**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.32**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.33**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.34**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.39

10.35**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

10.36**	Amendment to Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated September 21, 2022.	10-Q	9/30/2022	10.39

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K/A	12/31/2022	23.1

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: May 5, 2023
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

4.39	Notes Purchase Agreement, dated February 7, 2023, and issued by Equinix Japan K.K. and Equinix, Inc. as Parent Guarantor.

10.15**	2023 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.

10.16**	2023 Form of TSR Restricted Stock Unit Agreement for Executives.

10.17**	2023 Form of Time-Based Restricted Stock Unit Agreement for Executives.

10.18**	2023 Equinix, Inc. Annual Incentive Plan.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Document.

101. PRE	Inline XBRL Taxonomy Extension Presentation Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.