Form 10-Q
period 2023-06-30
EQUINIX INC
filed 2023-08-04
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of August 3, 2023 was 93,564,927.

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
•If we cannot effectively manage our international operations, and successfully implement our international expansion plans, or comply with evolving laws and regulations, our revenues may not increase, our costs may increase and our business and results of operations would be impacted.
•We continue to invest in our expansion efforts, but may not have sufficient customer demand in the future to realize expected returns on these investments.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,342,177	$1,906,421
Accounts receivable, net of allowance of $16,724 and $12,225	1,006,116	855,380
Other current assets	395,723	459,138
Assets held for sale	—	84,316
Total current assets	3,744,016	3,305,255
Property, plant and equipment, net	17,267,282	16,649,534
Operating lease right-of-use assets	1,529,064	1,427,950
Goodwill	5,732,010	5,654,217
Intangible assets, net	1,807,485	1,897,649
Other assets	1,487,088	1,376,137
Total assets	$31,566,945	$30,310,742
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,023,031	$1,004,800
Accrued property, plant and equipment	316,090	281,347
Current portion of operating lease liabilities	139,661	139,538
Current portion of finance lease liabilities	151,554	151,420
Current portion of mortgage and loans payable	8,419	9,847
Other current liabilities	215,473	251,346
Total current liabilities	1,854,228	1,838,298
Operating lease liabilities, less current portion	1,403,269	1,272,812
Finance lease liabilities, less current portion	2,136,159	2,143,690
Mortgage and loans payable, less current portion	665,916	642,708
Senior notes, less current portion	12,672,826	12,109,539
Other liabilities	785,547	797,863
Total liabilities	19,517,945	18,804,910
Commitments and contingencies (Note 11)
Redeemable non-controlling interest	25,000	—
Equinix stockholders’ equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 93,736,659 issued and 93,564,869 outstanding in 2023 and 92,813,976 issued and 92,620,703 outstanding in 2022	94	93
Additional paid-in capital	17,909,043	17,320,017
Treasury stock, at cost; 171,790 shares in 2023 and 193,273 shares in 2022	(63,973)	(71,966)
Accumulated dividends	(7,963,253)	(7,317,570)
Accumulated other comprehensive loss	(1,288,456)	(1,389,446)
Retained earnings	3,430,654	2,964,838
Total Equinix stockholders' equity	12,024,109	11,505,966
Non-controlling interests	(109)	(134)
Total stockholders’ equity	12,024,000	11,505,832
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$31,566,945	$30,310,742
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)
Revenues	$2,018,408	$1,817,154	$4,016,617	$3,551,601
Costs and operating expenses:
Cost of revenues	1,060,800	930,257	2,066,891	1,846,132
Sales and marketing	215,016	193,727	425,687	386,238
General and administrative	406,429	370,348	801,303	723,035
Transaction costs	5,718	5,063	7,318	9,303
(Gain) loss on asset sales	(1,941)	(94)	(1,089)	1,724
Total costs and operating expenses	1,686,022	1,499,301	3,300,110	2,966,432
Income from operations	332,386	317,853	716,507	585,169
Interest income	23,503	4,508	42,891	6,614
Interest expense	(99,973)	(90,826)	(197,454)	(170,791)
Other expense	(11,518)	(6,238)	(4,015)	(15,787)
Gain (loss) on debt extinguishment	—	(420)	254	109
Income before income taxes	244,398	224,877	558,183	405,314
Income tax expense	(37,385)	(8,635)	(92,440)	(41,379)
Net income	207,013	216,242	465,743	363,935
Net (income) loss attributable to non-controlling interests	17	80	73	(160)
Net income attributable to Equinix	$207,030	$216,322	$465,816	$363,775
Earnings per share (“EPS”) attributable to Equinix:
Basic EPS	$2.21	$2.38	$5.00	$4.00
Weighted-average shares for basic EPS	93,535	91,036	93,253	90,904
Diluted EPS	$2.21	$2.37	$4.98	$3.99
Weighted-average shares for diluted EPS	93,857	91,262	93,599	91,213
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)
Net income	$207,013	$216,242	$465,743	$363,935
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (“CTA”) gain (loss), net of tax effects of $0, $0, $0 and $0	25,923	(740,428)	183,137	(862,962)
Net investment hedge CTA gain (loss), net of tax effects of $0, $0, $0 and $0	(24,186)	353,953	(64,146)	445,311
Unrealized gain (loss) on cash flow hedges, net of tax effects of $(1,121), $(7,291), $4,955 and $(12,018)	(4,792)	20,617	(17,673)	84,654
Net actuarial loss on defined benefit plans, net of tax effects of $29, $5, $55 and $9	(116)	(19)	(231)	(40)
Total other comprehensive income (loss), net of tax	(3,171)	(365,877)	101,087	(333,037)
Comprehensive income (loss), net of tax	203,842	(149,635)	566,830	30,898
Net (income) loss attributable to non-controlling interests	17	80	73	(160)
Other comprehensive (income) loss attributable to non-controlling interests	(97)	35	(97)	32
Comprehensive income (loss) attributable to Equinix	$203,762	$(149,520)	$566,806	$30,770
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$465,743	$363,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	813,834	767,166
Stock-based compensation	203,261	194,634
Amortization of intangible assets	104,902	101,444
Amortization of debt issuance costs and debt discounts	9,243	8,740
Provision for credit loss allowance	9,634	4,198
Gain (Loss) on asset sales	(1,089)	1,724
Gain on debt extinguishment	(254)	(109)
Other items	15,781	8,288
Changes in operating assets and liabilities:
Accounts receivable	(152,556)	(127,029)
Income taxes, net	7,945	(19,782)
Other assets	(42,173)	10,259
Operating lease right-of-use assets	77,103	74,239
Operating lease liabilities	(65,310)	(66,372)
Accounts payable and accrued expenses	15,867	(20,852)
Other liabilities	(29,225)	82,221
Net cash provided by operating activities	1,432,706	1,382,704
Cash flows from investing activities:
Purchases of investments	(54,683)	(87,022)
Sales of investments	—	22,073
Business acquisitions, net of cash and restricted cash acquired	—	(883,668)
Real estate acquisitions	(40,397)	(33,331)
Purchases of other property, plant and equipment	(1,167,759)	(897,348)
Proceeds from sale of assets, net of cash transferred	72,254	251,415
Net cash used in investing activities	(1,190,585)	(1,627,881)
Cash flows from financing activities:
Proceeds from employee equity programs	44,543	43,876
Payment of dividends	(646,405)	(572,717)
Proceeds from public offering of common stock, net of issuance costs	300,775	—
Proceeds from senior notes, net of debt discounts	565,239	1,193,688
Proceed from mortgage and loans payable	—	676,850
Repayment of finance lease liabilities	(66,462)	(69,556)
Proceeds from redeemable non-controlling interest	25,000	—
Repayment of mortgage and loans payable	(3,423)	(561,032)
Debt issuance costs	(4,257)	(17,731)
Net cash provided by financing activities	215,010	693,378
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(22,798)	(96,536)
Net increase in cash, cash equivalents and restricted cash	434,333	351,665
Cash, cash equivalents and restricted cash at beginning of period	1,908,248	1,549,454
Cash, cash equivalents and restricted cash at end of period	$2,342,581	$1,901,119

Cash and cash equivalents	$2,342,177	$1,891,311
Current portion of restricted cash included in other current assets	309	8,943
Non-current portion of restricted cash included in other assets	95	865
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$2,342,581	$1,901,119
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
Consolidation
The accompanying unaudited condensed consolidated financial statements include the acquisitions of:
•Four data centers as well as a subsea cable and terrestrial fiber network in West Africa acquired from MainOne Cable Company ("MainOne") starting from April 1, 2022; and
•Four data centers in Chile and a data center in Peru acquired from Empresa Nacional De Telecomunicaciones S.A. ("Entel") starting from May 2, 2022 and August 1, 2022, respectively.
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
Our effective tax rates were 16.6% and 10.2% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate for the six months ended June 30, 2023 as compared to the same period in 2022 is primarily due to the reversal of uncertain tax positions of approximately $41.4 million in the prior period resulting from the settlement of tax audits in the EMEA region.

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
(Unaudited)
2. Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2023	$855,380	$27,608	$55,405	$132,090	$155,334
Closing balances as of June 30, 2023	1,006,116	34,342	76,240	118,179	158,606
Increase (Decrease)	$150,736	$6,734	$20,835	$(13,911)	$3,272

(1) The net change in our allowance for credit losses was insignificant during the six months ended June 30, 2023.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the six months ended June 30, 2023 from the opening deferred revenue balance as of January 1, 2023 was $59.0 million.
Remaining performance obligations
As of June 30, 2023, approximately $9.9 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to three years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 70% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployment dates, contract modifications, renewals and/or terminations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$207,013	$216,242	$465,743	$363,935
Net (income) loss attributable to non-controlling interests	17	80	73	(160)
Net income attributable to Equinix	$207,030	$216,322	$465,816	$363,775

Weighted-average shares used to calculate basic EPS	93,535	91,036	93,253	90,904
Effect of dilutive securities:
Employee equity awards	322	226	346	309
Weighted-average shares used to calculate diluted EPS	93,857	91,262	93,599	91,213

EPS attributable to Equinix:
Basic EPS	$2.21	$2.38	$5.00	$4.00
Diluted EPS	$2.21	$2.37	$4.98	$3.99
We have excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 72,000 and 409,000 shares for the three months ended June 30, 2023 and 2022, respectively, and approximately 106,000 and 393,000 shares for the six months ended June 30, 2023 and 2022, respectively, because its effect would be anti-dilutive.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of June 30, 2023, we completed the detailed valuation analysis and the final allocation of purchase price for the Entel Peru Acquisition.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the acquisition. Goodwill from the Entel Peru and Entel Chile acquisitions are attributable to the Americas region. Goodwill from the Entel Chile acquisition is amortizable for local tax purposes, while goodwill from the Entel Peru acquisition is not expected to be amortizable for local tax purposes. Goodwill from the MainOne Acquisition is attributable to the EMEA region and is generally not deductible for local tax purposes.
5.    Assets Held for Sale
In June 2021, we entered into an agreement to form a joint venture in the form of a limited liability partnership with GIC Private Limited, Singapore's sovereign wealth fund ("GIC"), to develop and operate additional xScaleTM data centers in Europe and the Americas (the “EMEA 2 Joint Venture”). xScale data centers are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments and also offer access to our comprehensive suite of interconnection and edge solutions. The transaction was structured to close in phases over the course of approximately two years, pending regulatory approval and other closing conditions. The assets and liabilities of the Warsaw 4 ("WA4") data center site, which were included within our EMEA region, were classified as held for sale as of June 30, 2021. In June 2022, we sold the WA4 data center in exchange for a total consideration of $61.5 million. We recognized an insignificant gain on the sale of the WA4 data center.
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
In March 2022, we entered into an agreement to sell the Mexico 3 ("MX3") data center site in connection with the formation of a new joint venture with GIC (the "AMER 1 Joint Venture") to develop and operate xScale data centers in the Americas. The assets and liabilities of the MX3 data center, which were included within our Americas region, were classified as held for sale as of September 30, 2021. Upon closing of the joint venture in March 2023, we sold the MX3 data center in exchange for a total consideration of $75.1 million, which was comprised of $63.9 million of net cash proceeds, a 20% partnership interest in the AMER 1 Joint Venture with a fair value of $8.4 million, and $2.8 million of receivables. During the six months ended June 30, 2023, we recognized an insignificant loss on the sale of the MX3 data center.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
6.    Equity Method Investments
We hold various equity method investments, primarily joint venture or partnership arrangements, in order to invest in certain entities that are in line with our business development objectives, including the development and operation of xScale data centers. Some of these xScale joint ventures are classified as Variable Interest Entities ("VIEs"), as discussed further below. The Asia-Pacific 1, Asia-Pacific 2, Asia-Pacific 3, EMEA 2 and AMER 1 Joint Ventures as noted below (the "VIE Joint Ventures") share a similar purpose, design and nature of assets. The following table summarizes our equity method investments (in thousands), which were included in other assets on the condensed consolidated balance sheets:

Investee	Ownership Percentage	June 30, 2023	December 31, 2022
EMEA 1 Joint Venture with GIC	20%	$156,058	$148,895
VIE Joint Ventures	20%	230,385	191,680
Other	Various	10,388	7,570
Total		$396,831	$348,145

Non - VIE Joint Venture
EMEA 1 Joint Venture
We invested in a joint venture in the form of a limited liability partnership with GIC (the "EMEA 1 Joint Venture"), to develop and operate xScale data centers in Europe. The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the three and six months ended June 30, 2023 and 2022 and was included in other income (expense) on the condensed consolidated statement of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of June 30, 2023, we had future equity contribution commitments of $8.1 million.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The VIE Joint Ventures are considered VIEs because they do not have sufficient funds from operations to be self-sustaining. While we provide certain management services to their operations and earn fees for the performance of such services, the power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between us and either GIC or PGIM, as applicable. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both Equinix and either GIC or PGIM, as applicable. We concluded that neither party is deemed to have predominant control over the VIE Joint Ventures and neither party is considered to be the primary beneficiary. During the three and six months ended June 30, 2023, our share of income and losses of equity method investments from these joint ventures was insignificant both individually and in the aggregate, and was included in other income (expense) on the condensed consolidated statement of operations.
The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of June 30, 2023 (in thousands):

VIE Joint Ventures
Equity Investment	$230,385
Outstanding Receivables	12,340
Future Equity Contribution Commitments (1)	69,745
Maximum Future Payments under Debt Guarantees (2)	114,067
Total	$426,537

(1)The joint ventures' partners are required to make additional equity contributions proportionately upon certain occurrences, such as a shortfall in capital necessary to complete certain construction phases or make interest payments on their outstanding debt.
(2)In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with our guarantees covering 20% of all payments of principal and interest due under EMEA 2 Joint Venture's credit facility agreements. A portion of the guarantees related to our AMER 1 Joint Venture (see Note 11).
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

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Nature of Transaction	2023	2022	2023	2022
EMEA 1 Joint Venture	Revenues	$6,951	$18,880	$13,992	$25,182
EMEA 1 Joint Venture	Expenses (1)	6,587	(916)	8,244	3,412
VIE Joint Ventures	Revenues	17,264	13,185	39,067	20,187

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our condensed consolidated balance sheets (in thousands):

Related Party	Balance Sheet Line Item	June 30, 2023	December 31, 2022
EMEA 1 Joint Venture	Receivables	$26,568	$73,929
	Contract Assets	7,407	7,261
	Finance Lease Right-of-Use Assets	$101,672	$100,968
	Operating Lease Right-of-Use Assets	1,511	—
	Other Liabilities and Payables	40,736	1,193
	Operating Lease Right-of-Use Liabilities	1,558	—
	Other Liabilities and Payables - Construction Obligation (1)	—	18,967
	Deferred Revenue	16,188	15,470
	Finance Lease Right-of-Use Liabilities	112,315	108,603
VIE Joint Ventures	Receivables	12,340	19,935
	Contract Assets	25,237	5,281
	Operating Right of Use Assets	1,226	—
	Deferred Revenue	4,817	—
	Operating Right of Use Liabilities	1,167	—

(1)The balance primarily relates to the obligation to pay for future construction for certain sites sold as a part of the EMEA 1 Joint Venture transaction.
7.    Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of both June 30, 2023 and December 31, 2022, the total principal amounts of foreign currency debt obligations designated as net investment hedges was $1.5 billion.
We also utilize cross-currency interest rate swaps, designated as net investment hedges, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. As of both June 30, 2023 and December 31, 2022, the total notional amount of cross-currency interest rate swaps, designated as net investment hedges was $3.9 billion, with maturity dates ranging through 2026.
From time to time, we use foreign currency forward contracts, which are designated as net investment hedges, to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of both June 30, 2023 and December 31, 2022, the total notional amount of foreign currency forward contracts designated as net investment hedges were $394.2 million and $373.4 million, respectively.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Foreign currency debt		$(15,640)	$112,530	$(39,250)	$157,591
Cross-currency interest rate swaps (included component) (1)		18,823	221,292	(21,088)	343,322
Cross-currency interest rate swaps (excluded component) (2)		(26,779)	3,154	(2,818)	(68,954)
Foreign currency forward contracts (included component) (1)		(73)	18,592	(1,121)	15,643
Foreign currency forward contracts (excluded component) (3)		(517)	(1,615)	131	(2,291)
Total		$(24,186)	$353,953	$(64,146)	$445,311

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$11,811	$12,029	$24,040	$24,607
Foreign currency forward contracts (excluded component) (3)	Interest expense	796	(132)	644	(163)
Total		$12,607	$11,897	$24,684	$24,444

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents cross-currency basis spread and interest rates.
(3)Excluded component represents foreign currency forward points.
Cash Flow Hedges. We hedge our foreign currency transaction exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that we use to hedge this exposure are designated as cash flow hedges. As of June 30, 2023 and December 31, 2022, the total notional amounts of these foreign exchange contracts were $822.6 million and $490.8 million, respectively.
As of June 30, 2023, our foreign currency cash flow hedge instruments had maturity dates ranging from July 2023 to December 2024 and we had a net loss of $12.3 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months. As of December 31, 2022, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2023 to February 2024 and we had a net gain of $8.2 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months.
We enter into intercompany hedging instruments ("intercompany derivatives") with our wholly-owned subsidiaries in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. Dollar. Simultaneously, we enter into derivative contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives.
We hedge the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of both June 30, 2023 and December 31, 2022, we had no interest rate locks outstanding. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of June 30, 2023 and December 31, 2022, we had a net gain of

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
$1.1 million and $1.4 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.
We also use cross-currency swaps, which are designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated debt. As of both June 30, 2023 and December 31, 2022, the total notional amount of cross-currency interest rate swaps, designated as cash flow hedges, was $280.3 million.
The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Foreign currency forward and option contracts (included component) (1)		$(4,367)	$28,258	$(16,820)	$46,580
Cross-currency interest rate swaps		981	—	(1,415)	—
Interest rate locks		(285)	(350)	(4,393)	50,092
Total		$(3,671)	$27,908	$(22,628)	$96,672

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain or (loss)	2023	2022	2023	2022
Foreign currency forward contracts	Revenues	$(6,700)	$31,838	$5,596	$35,401
Foreign currency forward contracts	Costs and operating expenses	7,408	(15,793)	4,187	(17,105)
Interest rate locks	Interest Expense	284	350	604	(726)
Total		$992	$16,395	$10,387	$17,570

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Foreign Currency Forward Contracts. We also use foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of our foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of June 30, 2023 and December 31, 2022, the total notional amounts of these foreign currency contracts were $2.3 billion and $3.0 billion, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in our condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain or (loss)	2023	2022	2023	2022
Embedded derivatives (1)	Revenues	$—	$—	$—	$(568)
Economic hedge of embedded derivatives (2)	Revenues	—	—	—	(983)
Foreign currency forward contracts	Other income (expense)	(6,939)	135,087	3,768	133,617
Total		$(6,939)	$135,087	$3,768	$132,066

(1)Embedded derivatives which are considered foreign currency forward contracts were designated as net investment hedges beginning March 31, 2022.
(2)As of June 30, 2023, we had no economic hedge of embedded derivatives outstanding.
Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$4,689	$17,387	$27,812	$21,352
Cross-currency interest rate swaps	35,810	—	19,239	—
Net investment hedges
Cross-currency interest rate swaps	250,328	—	274,234	—
Foreign currency forward contracts	7,675	7,859	25,077	4,805
Total designated as hedging	298,502	25,246	346,362	26,157

Not designated as hedging instruments:
Foreign currency forward contracts	21,793	14,327	58,230	7,531
Total not designated as hedging	21,793	14,327	58,230	7,531
Total Derivatives	$320,295	$39,573	$404,592	$33,688

(1)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(2)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of June 30, 2023 and December 31, 2022 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
June 30, 2023
Derivative assets	$347,701	$—	$347,701	$(46,383)	$301,318
Derivative liabilities	52,886	—	52,886	(46,383)	6,503

December 31, 2022
Derivative assets	$424,516	$—	$424,516	$(34,429)	$390,087
Derivative liabilities	39,234	—	39,234	(34,429)	4,805
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	As of June 30, 2023			As of December 31, 2022
	Fair Value	Fair Value Measurement Using		Fair Value	Fair Value Measurement Using
		Level 1	Level 2		Level 1	Level 2
Assets:
Money market and deposit accounts	$987,268	$987,268	$—	$764,628	$764,628	$—
Derivative instruments (1)	320,295	—	320,295	404,592	—	404,592
Total	$1,307,563	$987,268	$320,295	$1,169,220	$764,628	$404,592
Liabilities:
Derivative instruments (1)	$39,573	$—	$39,573	$33,688	$—	$33,688

(1)Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the condensed consolidated balance sheets.
We did not have any Level 3 financial assets or financial liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.
9.    Leases
Significant Lease Transactions
The following table summarizes the significant lease transactions during the six months ended June 30, 2023 (in thousands):

			Renewal/Termination Options excluded (1)		Net Incremental (2)
Lease	Quarter	Transaction		Lease Classification	ROU assets	ROU liabilities
Chicago 1/2/4 ("CH1/2/4") data center lease expansion	Q2	Expanded CH1 to additional space within the building (3)	One 10-year renewal option	Operating Lease	$150,990	$176,316
				Finance Lease	78,073	52,747

(1)    These renewal/ termination options are not included in determining the lease terms as we are not reasonably certain to exercise them at this time. Certain complementary leases contain one additional 10-year renewal option.
(2)    The net incremental amounts represent the adjustments to the right of use ("ROU") assets and liabilities recorded during the quarter that the transactions were entered.
(3)    The incremental balance includes the impact of reassessing lease terms of complementary leases of CH1, resulting in new lease end dates ranging from June 2037 to October 2040 from including renewal options that are reasonably certain to be exercised and in certain complementary leases changing classification.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Expenses
The components of lease expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease cost
Amortization of right-of-use assets (1)	$42,523	$41,105	$85,053	$81,228
Interest on lease liabilities	28,456	28,357	56,678	57,244
Total finance lease cost	70,979	69,462	141,731	138,472

Operating lease cost	57,687	52,971	111,093	104,601
Variable lease cost	16,766	9,666	29,574	17,282
Total lease cost	$145,432	$132,099	$282,398	$260,355

(1)    Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.
Other Information
Other information related to leases is as follows (in thousands, except years and percent):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$55,175	$55,929
Operating cash flows from operating leases	99,300	96,734
Financing cash flows from finance leases	66,462	69,556

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$157,376	$74,954
Operating leases	209,133	313,034

	As of June 30, 2023	As of December 31, 2022
Weighted-average remaining lease term - finance leases (2)	15 years	15 years
Weighted-average remaining lease term - operating leases (2)	13 years	12 years
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	5%	4%
Finance lease right-of-use assets (3)	$2,013,325	$2,018,070

(1) Represents all non-cash changes in right-of-use assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of June 30, 2023 and December 31, 2022, we recorded accumulated amortization of finance lease right-of-use assets of $828.1 million and $840.0 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturities of Lease Liabilities
Maturities of lease liabilities as of June 30, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023 (6 months remaining)	$88,304	$132,331	$220,635
2024	201,938	252,911	454,849
2025	195,824	273,029	468,853
2026	191,409	242,209	433,618
2027	174,489	246,754	421,243
Thereafter	1,300,689	2,314,142	3,614,831
Total lease payments	2,152,653	3,461,376	5,614,029
Less imputed interest	(609,723)	(1,173,663)	(1,783,386)
Total	$1,542,930	$2,287,713	$3,830,643
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of June 30, 2023. These leases will commence between year 2023 and 2026, with lease terms of 3 to 20 years and total lease commitments of approximately $567.4 million.
10.    Debt Facilities
Mortgage and Loans Payable
As of June 30, 2023 and December 31, 2022, our mortgage and loans payable consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Term loans	$643,153	$619,090
Mortgage payable and loans payable	32,060	34,527
	675,213	653,617
Less amount representing unamortized debt discount and debt issuance cost	(878)	(1,062)
	674,335	652,555
Less current portion	(8,419)	(9,847)
	$665,916	$642,708
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
As of June 30, 2023 and December 31, 2022, the total amounts outstanding under the 2022 Term Loan Facility, net of debt issuance costs, were $634.3 million and $603.0 million, respectively.
As of June 30, 2023, we had 59 irrevocable letters of credit totaling $83.6 million issued and outstanding under the 2022 Revolving Facility, with approximately $3.9 billion remaining available to borrow under the 2022 Revolving Facility.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
As of June 30, 2023 and December 31, 2022, our senior notes consisted of the following (in thousands):

	June 30, 2023		December 31, 2022
	Amount	Effective Rate	Amount	Effective Rate
2.625% Senior Notes due 2024	$1,000,000	2.79%	$1,000,000	2.79%
1.250% Senior Notes due 2025	500,000	1.46%	500,000	1.46%
1.000% Senior Notes due 2025	700,000	1.18%	700,000	1.18%
2.900% Senior Notes due 2026	600,000	3.04%	600,000	3.04%
1.450% Senior Notes due 2026	700,000	1.64%	700,000	1.64%
0.250% Euro Senior Notes due 2027	545,700	0.45%	534,950	0.45%
1.800% Senior Notes due 2027	500,000	1.96%	500,000	1.96%
1.550% Senior Notes due 2028	650,000	1.67%	650,000	1.67%
2.000% Senior Notes due 2028	400,000	2.21%	400,000	2.21%
3.200% Senior Notes due 2029	1,200,000	3.30%	1,200,000	3.30%
2.150% Senior Notes due 2030	1,100,000	2.27%	1,100,000	2.27%
2.500% Senior Notes due 2031	1,000,000	2.65%	1,000,000	2.65%
3.900% Senior Notes due 2032	1,200,000	4.07%	1,200,000	4.07%
1.000% Euro Senior Notes due 2033	654,840	1.18%	641,940	1.18%
2.000% Japanese Yen Senior Notes Series A due 2035	261,005	2.07%	—	—%
2.130% Japanese Yen Senior Notes Series C due 2035	102,599	2.20%	—	—%
2.370% Japanese Yen Senior Notes Series B due 2043	70,918	2.42%	—	—%
2.570% Japanese Yen Senior Notes Series D due 2043	31,889	2.62%	—	—%
2.570% Japanese Yen Senior Notes Series E due 2043	69,324	2.62%	—	—%
3.000% Senior Notes due 2050	500,000	3.09%	500,000	3.09%
2.950% Senior Notes due 2051	500,000	3.00%	500,000	3.00%
3.400% Senior Notes due 2052	500,000	3.50%	500,000	3.50%
	12,786,275		12,226,890
Less amount representing unamortized debt issuance cost	(113,449)		(117,351)
	$12,672,826		$12,109,539

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
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of June 30, 2023 (in thousands):

Years ending:
2023 (6 months remaining)	$4,255
2024	1,007,960
2025	1,206,705
2026	1,306,501
2027	1,685,952
Thereafter	8,250,115
Total	$13,461,488
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of our mortgage and loans payable and senior notes, including current maturities (in thousands):

	As of June 30, 2023			As of December 31, 2022
	Fair Value	Fair Value Measurement Using		Fair Value	Fair Value Measurement Using
		Level 1	Level 2		Level 1	Level 2
Mortgage and loans payable	$696,256	$—	$696,256	$666,387	$—	$666,387
Senior notes	10,901,027	10,332,648	568,379	10,196,933	10,196,933	—
The inputs used to estimate the fair value of debt instruments include:
•Level 1: quoted market prices; and
•Level 2: our credit rating and current prices of similar debt instruments that are publicly traded.
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$99,973	$90,826	$197,454	$170,791
Interest capitalized	6,403	4,335	11,936	8,755
Interest charges incurred	$106,376	$95,161	$209,390	$179,546

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Total interest paid in cash, net of capitalized interest, during the three months ended June 30, 2023 and 2022 was $127.8 million and $101.9 million, respectively. Total interest paid in cash, net of capitalized interest, during the six months ended June 30, 2023 and 2022 was $226.1 million and $201.5 million, respectively.
11.    Commitments and Contingencies
Purchase and Other Commitments
As a result of our various IBX data center expansion projects, as of June 30, 2023, we were contractually committed for approximately $2.5 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of June 30, 2023, such as commitments to purchase power in select locations through the remainder of 2023 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2023 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.8 billion as of June 30, 2023. For further information on equity contribution commitments and lease commitments, see Note 6 and Note 9, respectively, above.
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
Our indirect and property tax filings in various jurisdictions are subject to examination by local tax authorities. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of further changes to the tax laws and interpretations thereof. For example, we are currently undergoing several indirect tax audits and appealing the tentative assessment in Brazil. The final settlement of the audit and the outcomes of the appeal are uncertain and may not be resolved in our favor. We regularly assess the likelihood of adverse outcomes resulting from these examinations and appeals that would affect the adequacy of our tax accruals for each of the reporting periods. If any issues arising from the tax examinations and appeals are resolved in a manner inconsistent with our expectations, the revision of the estimates of the potential or actual liabilities could materially impact our financial position, results of operations, or cash flows.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2023.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection with matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of June 30, 2023.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of June 30, 2023.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. While, we have purchased insurance that could limit our exposure, our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of June 30, 2023.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into credit facility agreements with a group of lenders under which it could borrow up to approximately $1.4 billion in total at the exchange rate in effect on June 30, 2023, with such facilities maturing in 2025 and 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with guarantees covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under these credit facilities, up to a limit of $298.0 million in total at the exchange rate in effect on June 30, 2023. As of June 30, 2023, the maximum potential amount of our future payments under these guarantees was approximately $114.1 million, at the exchange rates in effect on that date. The Company and the Investor entered into an ancillary agreement to allocate funding under the credit facility agreement for use of our AMER 1 Joint Venture. During the six months ended June 30, 2023, $42.2 million of the guarantees related to AMER 1. Our estimated fair value of these guarantees is minimal as the likelihood of making a payout under the guarantees is low.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
12.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three months ended June 30, 2023 and 2022 (in thousands, except share and per share data):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	92,813,976	$93	(193,273)	$(71,966)	$17,320,017	$(7,317,570)	$(1,389,446)	$2,964,838	$11,505,966	$(134)	$11,505,832
Net income (loss)	—	—	—	—	—	—	—	258,786	258,786	(56)	258,730
Other comprehensive income	—	—	—	—	—	—	104,258	—	104,258	—	104,258
Issuance of common stock and release of treasury stock for employee equity awards	419,490	—	16,066	5,978	38,565	—	—	—	44,543	1	44,544
Issuance of common stock under ATM Program	458,459	1	—	—	300,774	—	—	—	300,775	—	300,775
Dividend distribution on common stock,$3.41 per share	—	—	—	—	—	(318,736)	—	—	(318,736)	—	(318,736)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(483)	—	—	(483)	—	(483)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,406)	—	—	(2,406)	—	(2,406)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	136,345	—	—	—	136,345	—	136,345
Balance as of March 31, 2023	93,691,925	$94	(177,207)	$(65,988)	$17,795,701	$(7,639,195)	$(1,285,188)	$3,223,624	$12,029,048	$(189)	$12,028,859
Net income (loss)		—	—	—	—	—	—	207,030	207,030	(17)	207,013
Other comprehensive income (loss)	—	—	—	—	—	—	(3,268)	—	(3,268)	97	(3,171)
Issuance of common stock and release of treasury stock for employee equity awards	44,734	—	5,417	2,015	527	—	—	—	2,542	—	2,542
Dividend distribution on common stock, $3.41 per share	—	—	—	—	—	(318,914)	—	—	(318,914)	—	(318,914)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(86)	—	—	(86)	—	(86)
Accrued dividends on unvested equity awards	—	—	—	—	—	(5,058)	—	—	(5,058)	—	(5,058)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	112,815	—	—	—	112,815	—	112,815
Balance as of June 30, 2023	93,736,659	$94	(171,790)	$(63,973)	$17,909,043	$(7,963,253)	$(1,288,456)	$3,430,654	$12,024,109	$(109)	$12,024,000

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	90,872,826	$91	(301,420)	$(112,208)	$15,984,597	$(6,165,140)	$(1,085,751)	$2,260,493	$10,882,082	$(318)	$10,881,764
Net income	—	—	—	—	—	—	—	147,453	147,453	240	147,693
Other comprehensive income	—	—	—	—	—	—	32,837	—	32,837	3	32,840
Issuance of common stock and release of treasury stock for employee equity awards	430,973	—	11,445	4,259	39,617	—	—	—	43,876	—	43,876
Dividend distribution on common stock, $3.10 per share	—	—	—	—	—	(282,031)	—	—	(282,031)	—	(282,031)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(497)	—	—	(497)	—	(497)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,045)	—	—	(2,045)	—	(2,045)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	121,210	—	—	—	121,210	—	121,210
Balance as of March 31, 2022	91,303,799	$91	(289,975)	$(107,949)	$16,145,424	$(6,449,713)	$(1,052,914)	$2,407,946	$10,942,885	$(75)	$10,942,810
Net income (loss)	—	—	—	—	—	—	—	216,322	216,322	(80)	216,242
Other comprehensive loss	—	—	—	—	—	—	(365,842)	—	(365,842)	(35)	(365,877)
Issuance of common stock and release of treasury stock for employee equity awards	36,682	—	24,609	9,157	4,882	—	—	—	14,039	—	14,039
Dividend distribution on common stock, $3.10 per share	—	—	—	—	—	(282,168)	—	—	(282,168)	—	(282,168)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(57)	—	—	(57)	—	(57)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,400)	—	—	(4,400)	—	(4,400)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	109,005	—	—	—	109,005	—	109,005
Balance as of June 30, 2022	91,340,481	$91	(265,366)	$(98,792)	$16,259,311	$(6,736,338)	$(1,418,756)	$2,624,268	$10,629,784	$(190)	$10,629,594

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2022	Net Change	Balance as of June 30, 2023
Foreign currency translation adjustment (“CTA”) loss	$(1,838,237)	$183,040	$(1,655,197)
Unrealized gain on cash flow hedges (1)	33,953	(17,673)	16,280
Net investment hedge CTA gain (1)	415,749	(64,146)	351,603
Net actuarial loss on defined benefit plans (2)	(911)	(231)	(1,142)
	$(1,389,446)	$100,990	$(1,288,456)

(1)Refer to Note 7 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plans are mandated by law. We do not have any defined benefit plans in any other countries.
Changes in foreign currencies can have a significant impact to our condensed consolidated balance sheets (as evidenced above in our foreign currency translation loss), as well as its condensed consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of June 30, 2023, the U.S. Dollar was generally weaker relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2022. Because of this, the U.S. Dollar had an overall favorable impact on our condensed consolidated financial position because the foreign denominations translated into more U.S. Dollars as evidenced by a decrease in foreign currency translation loss for the six months ended June 30, 2023 as reflected in the above table. The volatility of the U.S. Dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
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
During the six months ended June 30, 2022, we executed five forward sale agreements under the 2020 ATM Program to sell 579,873 shares of our common stock. On August 3, 2022, we physically settled these forward sale shares for approximately $393.6 million, net of payment of commissions to sales agents and other offering expenses, at an aggregate weighted-average forward sale price of $678.72 per share. In the fourth quarter of 2022, we executed three additional forward sale agreements to sell 458,459 shares of our common stock with maturity dates ranging from February 2023 to November 2023. Of this amount, 308,875 shares were executed under the 2020 ATM Program and the remaining 149,584 shares were executed under the 2022 ATM Program. As of December 31, 2022, no shares remained available for sale under the 2020 ATM Program. On February 28, 2023, we physically settled these forward sale shares for approximately $301.6 million, net of payment of commissions to sales agents and other offering expenses, at an aggregate weighted-average forward sale price of $657.75 per share.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
During the six months ended June 30, 2023, we executed two forward sale agreements to sell 269,547 shares of our common stock with maturity dates ranging from February 2024 to March 2024. As of June 30, 2023, the estimated net settlement value for the forward sale agreements was approximately $199.8 million at an aggregate weighted-average forward sale price of $741.13 per share. The weighted-average forward sale price that we expect to receive upon physical settlement will be subject to adjustments for a discount rate factor equal to a specified benchmark rate less a spread minus scheduled dividends during the terms of the agreements.
As of June 30, 2023, we had approximately $1.2 billion of common stock available for sale under the 2022 ATM Program, which amount gives effect to the unsettled forward sale transactions noted above. For the three and six months ended June 30, 2023, other than as noted above, we sold no additional shares under the 2022 ATM Program and for the three and six months ended June 30, 2022, we did not sell any shares under the 2020 ATM Program.
Stock-Based Compensation
For the six months ended June 30, 2023, the Talent, Culture and Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, granted an aggregate of 891,561 restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $690.63 per share and a weighted-average requisite service period of 3.45 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues, adjusted funds from operations ("AFFO") per share and digital services revenues as the performance measurements in the RSUs with both service and performance conditions that were granted in the six months ended June 30, 2023.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the six months ended June 30, 2023. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2023 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$12,399	$11,878	$23,722	$22,321
Sales and marketing	22,554	23,171	42,059	43,355
General and administrative	69,593	69,633	137,480	128,958
Total	$104,546	$104,682	$203,261	$194,634
Redeemable Non-controlling Interest
On April 3, 2023, we issued additional shares in our Indonesian operating entity to a third party investor for $25.0 million, which resulted in the third party investor owning a 25% ownership interest in the entity.
The Indonesian operating entity is a VIE because it does not have sufficient funds from its operations to be self-sustaining. We provide certain management services to the entity and earn fees for the performance of such services. We have the power to direct the activities that most significantly impact the economic performance of the entity and have concluded that we are its primary beneficiary.
Under the terms of the shareholders’ agreement, the investor may put its 25% ownership stake in the entity to us for a maximum exercise price of $25.0 million, subject to certain contingent conditions. Accordingly, we present the investor’s contingently redeemable non-controlling interest ("NCI") outside of permanent equity at the higher of its maximum redemption amount of $25.0 million and its balance after attribution of gains and losses in the

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
condensed consolidated balance sheets. There were no changes in the carrying value of the redeemable NCI for the three and six months ended June 30, 2023.
As of June 30, 2023, the carrying value of the assets and liabilities of the Indonesian VIE, which were included in other assets and other liabilities on the condensed consolidated balance sheets were $28.9 million and $0.7 million, respectively.
The income and losses attributable to us as well as to the redeemable NCI from the Indonesian VIE were insignificant for the three and six months ended June 30, 2023.
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
The following tables present revenue information disaggregated by product lines and geographic areas, (in thousands):

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$583,568	$517,366	$323,116	$1,424,050	$1,157,666	$1,032,977	$641,821	$2,832,464
Interconnection	204,266	76,317	66,455	347,038	402,905	148,923	132,017	683,845
Managed infrastructure	60,539	32,891	18,195	111,625	121,399	64,315	37,158	222,872
Other (1)	5,086	26,292	3,479	34,857	9,958	51,492	7,019	68,469
Recurring revenues	853,459	652,866	411,245	1,917,570	1,691,928	1,297,707	818,015	3,807,650
Non-recurring revenues	36,254	33,891	30,693	100,838	80,160	80,267	48,540	208,967
Total	$889,713	$686,757	$441,938	$2,018,408	$1,772,088	$1,377,974	$866,555	$4,016,617

(1) Includes some leasing and hedging activities.

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$541,988	$433,339	$281,635	$1,256,962	$1,064,159	$847,908	$564,250	$2,476,317
Interconnection	187,491	66,845	60,841	315,177	368,594	134,985	120,828	624,407
Managed infrastructure	55,329	30,447	19,916	105,692	104,551	61,437	40,558	206,546
Other (1)	5,581	22,048	1,991	29,620	10,715	28,462	3,328	42,505
Recurring revenues	790,389	552,679	364,383	1,707,451	1,548,019	1,072,792	728,964	3,349,775
Non-recurring revenues	40,475	46,522	22,706	109,703	83,266	76,889	41,671	201,826
Total	$830,864	$599,201	$387,089	$1,817,154	$1,631,285	$1,149,681	$770,635	$3,551,601

(1) Includes some leasing and hedging activities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
No single customer accounted for 10% or greater of our accounts receivable or revenues for the three and six months ended June 30, 2023 and 2022. There is no country outside of the U.S. from which we derived revenues that exceeded 10% of our total revenues for the three and six months ended June 30, 2023 and 2022.
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA:
Americas	$392,748	$376,224	$797,835	$732,779
EMEA	294,814	295,382	621,327	555,727
Asia-Pacific	213,608	188,726	426,291	371,538
Total adjusted EBITDA	901,170	860,332	1,845,453	1,660,044
Depreciation, amortization and accretion expense	(460,461)	(432,828)	(919,456)	(869,214)
Stock-based compensation expense	(104,546)	(104,682)	(203,261)	(194,634)
Transaction costs	(5,718)	(5,063)	(7,318)	(9,303)
Gain (loss) on asset sales	1,941	94	1,089	(1,724)
Interest income	23,503	4,508	42,891	6,614
Interest expense	(99,973)	(90,826)	(197,454)	(170,791)
Other expense	(11,518)	(6,238)	(4,015)	(15,787)
Gain (loss) on debt extinguishment	—	(420)	254	109
Income before income taxes	$244,398	$224,877	$558,183	$405,314
 We also provide the following additional segment disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation and amortization:
Americas	$252,782	$229,223	$497,496	$458,932
EMEA	122,997	115,619	247,014	230,673
Asia-Pacific	85,857	88,428	174,226	179,005
Total	$461,636	$433,270	$918,736	$868,610
Capital expenditures:
Americas	$392,864	$225,102	$693,539	$410,148
EMEA	156,412	197,824	302,232	360,327
Asia-Pacific	88,883	61,904	171,988	126,873
Total	$638,159	$484,830	$1,167,759	$897,348

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, located in the following geographic areas as of (in thousands):

	June 30, 2023	December 31, 2022
Americas	$8,058,588	$7,532,125
EMEA	5,785,034	5,577,498
Asia-Pacific	3,423,660	3,539,911
Total property, plant and equipment, net	$17,267,282	$16,649,534

Americas	$407,039	$263,148
EMEA	447,583	440,139
Asia-Pacific	674,442	724,663
Total operating lease right-of-use assets	$1,529,064	$1,427,950
14.    Subsequent Events
Declaration of dividends
On August 2, 2023, we declared a quarterly cash dividend of $3.41 per share, which is payable on September 20, 2023 to our common stockholders of record as of the close of business on August 23, 2023.

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance-Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge solutions platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 250 IBXs, including 12 xScale data centers and the MC1 data center that are held in unconsolidated joint ventures, across 71 markets around the world. We offer the following solutions:

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
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 82% and 80%, as of June 30, 2023 and 2022, respectively. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows.
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
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length, and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three and six months ended June 30, 2023 and 2022. Our 50 largest customers accounted for approximately 37% of our recurring revenues for the three and six months ended June 30, 2023 and 36% and 37%, respectively, of our recurring revenues for the three and six months ended June 30, 2022.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of June 30, 2023, our REIT structure included all of our data center operations in the U.S., Canada, Chile, Mexico, Japan, Singapore and the majority of our data centers in EMEA. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We included our share of the assets in xScale joint ventures (with the exception of Korea) in our REIT structure.
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
On each of March 22, 2023 and June 21, 2023, we paid a quarterly cash dividend of $3.41 per share. On August 2, 2023, we declared a quarterly cash dividend of $3.41 per share, payable on September 20, 2023, to our common stockholders of record as of the close of business on August 23, 2023. We expect the amount of all of our 2023 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2023.
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
•In February and March, we issued ¥77.3 billion, or approximately $565.2 million, in Japanese Yen Senior Notes due 2035 and 2043 (the "Japanese Yen Senior Notes Series"). See Note 10 within the Condensed Consolidated Financial Statements.
•In March, we sold the Mexico 3 ("MX3") data center site in connection with the formation of a new joint venture with GIC, to develop and operate xScale data centers in the Americas (the "AMER 1 Joint Venture"). Upon closing, we contributed $8.4 million in exchange for a 20% partnership interest in the joint venture. See Note 5 and 6 within the Condensed Consolidated Financial Statements.
•In April, we issued additional shares in our Indonesian operating entity to a third party investor for $25.0 million, which resulted in the third party investor owning a 25% ownership interest in the entity. See Note 12 within the Condensed Consolidated Financial Statements.
Results of Operations
Our results of operations for the three and six months ended June 30, 2023 include the results of operations of data centers in Chile and Peru acquired from Entel from May 2, 2022 and August 1, 2022, respectively, and of MainOne from April 1, 2022.
In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in results of operations with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.

Three Months Ended June 30, 2023 and 2022
Revenues. Our revenues for the three months ended June 30, 2023 and 2022 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended June 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas:
Recurring revenues	$853,459	42%	$790,389	44%	$63,070	8%	9%
Non-recurring revenues	36,254	2%	40,475	2%	(4,221)	(10)%	(10)%
	889,713	44%	830,864	46%	58,849	7%	8%
EMEA:
Recurring revenues	652,866	32%	552,679	30%	100,187	18%	26%
Non-recurring revenues	33,891	2%	46,522	3%	(12,631)	(27)%	(28)%
	686,757	34%	599,201	33%	87,556	15%	22%
Asia-Pacific:
Recurring revenues	411,245	20%	364,383	20%	46,862	13%	15%
Non-recurring revenues	30,693	2%	22,706	1%	7,987	35%	40%
	441,938	22%	387,089	21%	54,849	14%	16%
Total:
Recurring revenues	1,917,570	94%	1,707,451	94%	210,119	12%	15%
Non-recurring revenues	100,838	6%	109,703	6%	(8,865)	(8)%	(7)%
	$2,018,408	100%	$1,817,154	100%	$201,254	11%	14%
Revenues
(dollars in thousands)
Americas Revenues. During the three months ended June 30, 2023, Americas revenue increased by $58.8 million or 7% (8% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $7.7 million of incremental revenues generated from our IBX data center expansions;
•$6.8 million of incremental revenues from the Entel Chile and Entel Peru acquisitions; and

•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended June 30, 2023, EMEA revenue increased by $87.6 million or 15% (22% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $34.5 million of incremental revenues generated from our IBX data center expansions;
•power price increases in various European countries in response to the increased cost of utilities, as noted below; and
•increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by a decrease of $12.0 million in revenues from non-recurring services provided to our joint ventures.
Asia-Pacific Revenues. During the three months ended June 30, 2023, Asia-Pacific revenue increased by $54.8 million or 14% (16% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $18.7 million of incremental revenues generated from our IBX data center expansions; and
•power price increases in Singapore in response to the increased cost of utilities noted below.
Cost of Revenues. Our cost of revenues for the three months ended June 30, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Three Months Ended June 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$411,774	39%	$386,566	42%	$25,208	7%	7%
EMEA	409,951	38%	320,499	34%	89,452	28%	34%
Asia-Pacific	239,075	23%	223,192	24%	15,883	7%	10%
Total	$1,060,800	100%	$930,257	100%	$130,543	14%	17%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended June 30, 2023, Americas cost of revenues increased by $25.2 million or 7% (and also 7% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$10.8 million of additional one-time software expenses related to our managed services business;
•$9.6 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage; and

•$4.9 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
EMEA Cost of Revenues. During the three months ended June 30, 2023, EMEA cost of revenues increased by $89.5 million or 28% (34% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$85.7 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage in the United Kingdom, Germany, France, and the Netherlands; and
•$10.3 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
Asia-Pacific Cost of Revenues. During the three months ended June 30, 2023, Asia-Pacific cost of revenues increased by $15.9 million or 7% (10% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to $5.8 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage in Singapore and Japan.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2023 and 2022 by geographic regions were as follows (dollars in thousands):

	Three Months Ended June 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$137,924	65%	$122,782	63%	$15,142	12%	13%
EMEA	48,220	22%	46,492	24%	1,728	4%	9%
Asia-Pacific	28,872	13%	24,453	13%	4,419	18%	22%
Total	$215,016	100%	$193,727	100%	$21,289	11%	13%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the three months ended June 30, 2023, Americas sales and marketing expense increased by $15.1 million or 12% (13% on a constant currency basis). The increase in our Americas sales and marketing was primarily due to an increase in compensation costs including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to continue to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2023 and 2022 by geographic regions were as follows (dollars in thousands):

	Three Months Ended June 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$268,326	66%	$249,068	68%	$19,258	8%	8%
EMEA	78,381	19%	72,066	19%	6,315	9%	14%
Asia-Pacific	59,722	15%	49,214	13%	10,508	21%	23%
Total	$406,429	100%	$370,348	100%	$36,081	10%	11%
 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended June 30, 2023, Americas general and administrative expenses increased by $19.3 million or 8% (and also 8% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to $17.3 million of higher depreciation expenses associated with back-office systems to support the growth of our business.
EMEA General and Administrative Expenses. During the three months ended June 30, 2023, EMEA general and administrative expenses increased by $6.3 million or 9% (14% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.

Asia-Pacific General and Administrative Expenses. During the three months ended June 30, 2023, Asia-Pacific general and administrative expenses increased by $10.5 million or 21% (23% on a constant currency basis). The increase in our Asia-Pacific general and administrative expenses was primarily due to higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
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
Transaction Costs. During the three months ended June 30, 2023 and 2022, we did not record a significant amount of transaction costs.
Gain or Loss on Asset Sales. During the three months ended June 30, 2023 and 2022, we did not record a significant amount of gain or loss on asset sales.
Income from Operations. Our income from operations for the three months ended June 30, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Three Months Ended June 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$68,370	21%	$69,588	22%	$(1,218)	(2)%	(1)%
EMEA	150,765	45%	158,289	51%	(7,524)	(5)%	4%
Asia-Pacific	113,251	34%	89,976	27%	23,275	26%	27%
Total	$332,386	100%	$317,853	100%	$14,533	5%	10%
Americas Income from Operations. Our Americas income from operations did not materially change during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
EMEA Income from Operations. During the three months ended June 30, 2023, EMEA income from operations decreased by $7.5 million or 5% (4% increase on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, which included higher utilities costs, driven by increases in power costs and higher utility usage as described above.
Asia-Pacific Income from Operations. During the three months ended June 30, 2023, Asia-Pacific income from operations increased by $23.3 million or 26% (27% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
Interest Income. Interest income was $23.5 million, with an annualized yield of 3.77%, for the three months ended June 30, 2023. During the three months ended June 30, 2022, we did not record a significant amount of interest income.
Interest Expense. Interest expense increased to $100.0 million for the three months ended June 30, 2023 from $90.8 million for the three months ended June 30, 2022, primarily due to the issuance of 2.00% - 2.57% Japanese Yen Senior Notes due 2035 and 2043 in the first quarter of 2023 and an increase in the variable rate of our GBP term loan. During the three months ended June 30, 2023 and 2022, we capitalized $6.4 million and $4.3 million, respectively, of interest expense to construction in progress. See Note 10 within the Condensed Consolidated Financial Statements.
Other Income or Expense. We did not record a significant amount of other income or expense during the three months ended June 30, 2023 and 2022.
Gain on Debt Extinguishment. We did not record a significant amount of gain on debt extinguishment during the three months ended June 30, 2023 and 2022.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2023 and 2022, respectively. As such, other than state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the three months ended June 30, 2023 and 2022.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended June 30, 2023 and 2022.
For the three months ended June 30, 2023 and 2022, we recorded $37.4 million and $8.6 million of income tax expense, respectively. Our effective tax rates were 15.3% and 3.8% for the three months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate for the three months ended June 30, 2023 as compared to the same period in 2022 is primarily due to the reversal of uncertain tax positions of approximately $41.4 million in the prior period resulting from the settlement of tax audits in the EMEA region.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended June 30, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Three Months Ended June 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$392,748	44%	$376,224	44%	$16,524	4%	5%
EMEA	294,814	32%	295,382	34%	(568)	—%	4%
Asia-Pacific	213,608	24%	188,726	22%	24,882	13%	15%
Total	$901,170	100%	$860,332	100%	$40,838	5%	7%
Americas Adjusted EBITDA. During the three months ended June 30, 2023, Americas adjusted EBITDA increased by $16.5 million or 4% (5% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
EMEA Adjusted EBITDA. Our EMEA adjusted EBITDA did not materially change during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, offset by higher operating costs including higher utilities costs, as described above.
Asia-Pacific Adjusted EBITDA. During the three months ended June 30, 2023, Asia-Pacific adjusted EBITDA increased by $24.9 million or 13% (15% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.

Six Months Ended June 30, 2023 and 2022
Revenues. Our revenues for the six months ended June 30, 2023 and 2022 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six Months Ended June 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	1,691,928	43%	$1,548,019	44%	$143,909	9%	10%
Non-recurring revenues	80,160	2%	83,266	2%	(3,106)	(4)%	(3)%
	1,772,088	45%	1,631,285	46%	140,803	9%	9%
EMEA:
Recurring revenues	1,297,707	32%	1,072,792	30%	224,915	21%	28%
Non-recurring revenues	80,267	2%	76,889	2%	3,378	4%	6%
	1,377,974	34%	1,149,681	32%	228,293	20%	27%
Asia-Pacific:
Recurring revenues	818,015	20%	728,964	21%	89,051	12%	16%
Non-recurring revenues	48,540	1%	41,671	1%	6,869	16%	22%
	866,555	21%	770,635	22%	95,920	12%	16%
Total:
Recurring revenues	3,807,650	95%	3,349,775	95%	457,875	14%	17%
Non-recurring revenues	208,967	5%	201,826	5%	7,141	4%	6%
	$4,016,617	100%	$3,551,601	100%	$465,016	13%	16%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Revenues
(dollars in thousands)

Americas Revenues. During the six months ended June 30, 2023, Americas revenue increased by $140.8 million or 9% (and also 9% on a constant currency basis). Growth in Americas revenues was primarily due to:

•$21.7 million of incremental revenues from the Entel Chile and Entel Peru acquisitions;
•approximately $16.7 million of incremental revenues generated from our IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the six months ended June 30, 2023, EMEA revenue increased by $228.3 million or 20% (27% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $56.9 million of incremental revenues generated from our IBX data center expansions;
•$21.6 million of incremental revenues generated from the MainOne Acquisition; and
•power price increases as well as an increase in orders from both our existing customers and new customers during the period.
Asia-Pacific Revenues. During the six months ended June 30, 2023, Asia-Pacific revenue increased by $95.9 million or 12% (16% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $36.7 million of incremental revenues generated from our IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Six Months Ended June 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$797,921	39%	$767,086	42%	$30,835	4%	5%
EMEA	794,296	38%	626,840	34%	167,456	27%	34%
Asia-Pacific	474,674	23%	452,206	24%	22,468	5%	9%
Total	$2,066,891	100%	$1,846,132	100%	$220,759	12%	15%

Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the six months ended June 30, 2023, Americas cost of revenues increased by $30.8 million or 4% (5% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$12.4 million of incremental cost of revenues from the Entel Chile and Entel Peru acquisitions;
•$10.8 million of additional one-time software expenses related to our managed services business; and

•$8.5 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage.
EMEA Cost of Revenues. During the six months ended June 30, 2023, EMEA cost of revenues increased by $167.5 million or 27% (34% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$131.1 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage in the United Kingdom, Germany, France, and the Netherlands;
•$17.8 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$12.1 million of incremental cost of revenues from the MainOne Acquisition.
Asia-Pacific Cost of Revenues. During the six months ended June 30, 2023, Asia-Pacific cost of revenues increased by $22.5 million or 5% (9% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$13.6 million of higher rent and facilities costs, primarily in Hong Kong; and
•$5.0 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage in Japan.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2023 and 2022 by geographic regions were as follows (dollars in thousands):

	Six Months Ended June 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$276,037	64%	$245,013	63%	$31,024	13%	13%
EMEA	96,259	23%	91,390	24%	4,869	5%	11%
Asia-Pacific	53,391	13%	49,835	13%	3,556	7%	12%
Total	$425,687	100%	$386,238	100%	$39,449	10%	12%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the six months ended June 30, 2023, Americas sales and marketing expenses increased by $31.0 million or 13% (and also 13% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:

•$9.0 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth;
•$6.0 million of higher travel and entertainment expenses due to activities trending towards pre-pandemic levels;
•$5.3 million of higher advertising costs including online ads, design services and marketing research; and
•$4.4 million of higher amortization expense as a result of recent acquisitions.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2023 and 2022 by geographic regions were as follows (dollars in thousands):

	Six Months Ended June 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$534,275	67%	$484,186	67%	$50,089	10%	11%
EMEA	154,212	19%	141,940	20%	12,272	9%	14%
Asia-Pacific	112,816	14%	96,909	13%	15,907	16%	19%
Total	$801,303	100%	$723,035	100%	$78,268	11%	12%
  General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the six months ended June 30, 2023, Americas general and administrative expenses increased by $50.1 million or 10% (11% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$29.3 million of higher depreciation expense associated with back-office systems to support the growth of our business; and
•$10.6 million of higher office expenses primarily due to additional software and support services.

EMEA General and Administrative Expenses. During the six months ended June 30, 2023, EMEA general and administrative expenses increased by $12.3 million or 9% (14% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to:
•$7.0 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$3.5 million of higher travel and entertainment expenses due to activities trending towards pre-pandemic levels.
Asia-Pacific General and Administrative Expenses. During the six months ended June 30, 2023, Asia-Pacific general and administrative expenses increased by $15.9 million or 16% (19% on a constant currency basis). The increase in our Asia-Pacific general and administrative expense was primarily due to higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
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
Transaction costs. During the six months ended June 30, 2023 and 2022, we recorded transaction costs totaling $7.3 million and $9.3 million, respectively. These transaction costs primarily related to costs incurred in connection with recent acquisitions and formation of the new joint ventures. See Notes 4, 5 and 6 within the Condensed Consolidated Financial Statements.
Gain or Loss on Asset Sales. During the six months ended June 30, 2023 and 2022, we did not record a significant amount of gain or loss on asset sales.
Income from Operations. Our income from operations for the six months ended June 30, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Six Months Ended June 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$157,229	22%	$128,111	22%	$29,118	23%	24%
EMEA	334,909	47%	286,497	49%	48,412	17%	24%
Asia-Pacific	224,369	31%	170,561	29%	53,808	32%	35%
Total	$716,507	100%	$585,169	100%	$131,338	22%	27%
Americas Income from Operations. During the six months ended June 30, 2023, Americas income from operations increased by $29.1 million or 23% (24% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisitions and organic growth, as described above.
EMEA Income from Operations. During the six months ended June 30, 2023, EMEA income from operations increased by $48.4 million or 17% (24% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth, as described above.
Asia-Pacific Income from Operations. During the six months ended June 30, 2023, Asia-Pacific income from operations increased by $53.8 million or 32% (35% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
Interest Income. Interest income was $42.9 million, with an annualized yield of 3.61%, for the six months ended June 30, 2023. During the six months ended June 30, 2022, we did not record a significant amount of interest income.
Interest Expense. Interest expense increased to $197.5 million for the six months ended June 30, 2023 from $170.8 million for the six months ended June 30, 2022, primarily due to the issuance of the 3.900% Senior Notes due 2032 in 2022, issuance of 2.000% - 2.57% Japanese Yen Senior Notes due 2035 and 2043 in the first quarter of 2023 and an increase in the variable rate of our GBP term loan. During the six months ended June 30, 2023 and

2022, we capitalized $11.9 million and $8.8 million, respectively, of interest expense to construction in progress. See Note 10 within the Condensed Consolidated Financial Statements.
Other Expense. We did not record a significant amount of other expense during the six months ended June 30, 2023. For the six months ended June 30, 2022, we recorded $15.8 million of other expense, primarily due to a $14.0 million stock-based charitable contribution and foreign currency exchange gains and losses.
Gain on debt extinguishment. We did not record a significant amount of gain on debt extinguishment during the six months ended June 30, 2023 and 2022.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2023 and 2022, respectively. As such, other than state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the six months ended June 30, 2023 and 2022.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the six months ended June 30, 2023 and 2022.
For the six months ended June 30, 2023 and 2022, we recorded $92.4 million and $41.4 million of income tax expense, respectively. Our effective tax rates were 16.6% and 10.2%, for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate for the six months ended June 30, 2023 as compared to the same period in 2022 is primarily due to the reversal of uncertain tax positions of approximately $41.4 million in the prior period resulting from the settlement of tax audits in the EMEA region.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the six months ended June 30, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Six Months Ended June 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$797,835	43%	$732,779	45%	$65,056	9%	9%
EMEA	621,327	34%	555,727	33%	65,600	12%	17%
Asia-Pacific	426,291	23%	371,538	22%	54,753	15%	18%
Total	$1,845,453	100%	$1,660,044	100%	$185,409	11%	14%
Americas Adjusted EBITDA. During the six months ended June 30, 2023, Americas adjusted EBITDA increased by $65.1 million or 9% (and also 9% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisitions and organic growth, as described above.
EMEA Adjusted EBITDA. During the six months ended June 30, 2023, EMEA adjusted EBITDA increased by $65.6 million or 12% (17% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth, as described above.
Asia-Pacific Adjusted EBITDA. During the six months ended June 30, 2023, Asia-Pacific adjusted EBITDA increased by $54.8 million or 15% (18% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.

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

Adjusted EBITDA
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$207,013	$216,242	$465,743	$363,935
Income tax expense	37,385	8,635	92,440	41,379
Interest income	(23,503)	(4,508)	(42,891)	(6,614)
Interest expense	99,973	90,826	197,454	170,791
Other expense	11,518	6,238	4,015	15,787
(Gain) loss on debt extinguishment	—	420	(254)	(109)
Depreciation, amortization, and accretion expense	460,461	432,828	919,456	869,214
Stock-based compensation expense	104,546	104,682	203,261	194,634
Transaction costs	5,718	5,063	7,318	9,303
(Gain) loss on asset sales	(1,941)	(94)	(1,089)	1,724
Adjusted EBITDA	$901,170	$860,332	$1,845,453	$1,660,044
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
In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, stock-based charitable contributions, restructuring charges, impairment charges, transaction costs, an installation revenue adjustment, a straight-line rent expense adjustment, a contract cost adjustment, amortization of deferred financing costs and debt discounts and premiums, gain (loss) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures, net income (loss) from discontinued operations, net of tax, and adjustments from FFO to AFFO for unconsolidated joint ventures' and non-controlling interests' share of these items. The adjustments for installation revenue, straight-line rent expense and contract costs are intended to isolate the cash activity included within the straight-lined or amortized results in the condensed consolidated statement of operations. We exclude the amortization of deferred financing costs and debt discounts and premiums as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gain (loss) on debt extinguishment since it generally represents the write-off of initial costs incurred in connection with debt financings or a cost that is incurred to reduce future interest costs and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances, uncertain tax positions and deferred taxes that do not relate to current period's operations. We deduct recurring capital expenditures, which represent expenditures to extend the useful life of its IBX data centers or other assets that are required to support current revenues. We also exclude net income (loss) from discontinued operations, net of tax, which represents results that may not recur and are not a good indicator of our current future operating performance.

Our FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$207,013	$216,242	$465,743	$363,935
Net (income) loss attributable to non-controlling interests	17	80	73	(160)
Net income attributable to Equinix	207,030	216,322	465,816	363,775
Adjustments:
Real estate depreciation	283,673	278,046	567,354	558,242
Loss on disposition of real estate property	1,175	1,850	3,736	4,695
Adjustments for FFO from unconsolidated joint ventures	3,362	2,131	6,486	4,281
FFO attributable to common shareholders	$495,240	$498,349	$1,043,392	$930,993

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
FFO attributable to common shareholders	$495,240	$498,349	$1,043,392	$930,993
Adjustments:
Installation revenue adjustment	6,121	(34)	3,884	811
Straight-line rent expense adjustment	10,614	4,207	11,793	7,867
Contract cost adjustment	(13,735)	(7,891)	(20,417)	(22,830)
Amortization of deferred financing costs and debt discounts	4,653	4,536	9,243	8,740
Stock-based compensation expense	104,546	104,682	203,261	194,634
Stock-based charitable contributions	2,543	14,039	2,543	14,039
Non-real estate depreciation expense	125,535	103,349	246,480	208,924
Amortization expense	52,428	51,875	104,902	101,444
Accretion expense adjustment	(1,175)	(442)	720	604
Recurring capital expenditures	(39,672)	(34,775)	(61,401)	(58,656)
Gain (loss) on debt extinguishment	—	420	(254)	(109)
Transaction costs	5,718	5,063	7,318	9,303
Income tax expense (benefit) adjustment	1,542	(49,683)	3,124	(50,006)
Adjustments for AFFO from unconsolidated joint ventures	(96)	(2,303)	1,467	(1,734)
AFFO attributable to common shareholders	$754,262	$691,392	$1,556,055	$1,344,024

Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three and six months ended June 30, 2023 as compared to the same period in 2022 the U.S. dollar was stronger relative to the Japanese yen and Australian dollar, which resulted in an unfavorable foreign currency impact on revenue, operating income, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the six months ended June 30, 2022 are used as exchange rates for the six months ended June 30, 2023 when comparing the six months ended June 30, 2023 with the six months ended June 30, 2022).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of June 30, 2023, our principle sources of liquidity were $2.3 billion of cash and cash equivalents. In addition to our cash balance, we had $3.9 billion of additional liquidity available to us from our $4.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our 2022 ATM Program, under which we may offer and sell from time to time our common stock in "at the market" transactions on either a spot or forward basis. As of June 30, 2023, we had $1.2 billion available for sale under the 2022 ATM Program, which amount gives effect to approximately $199.8 million of net proceeds of unsettled forward sale transactions.
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
Cash Flow

	Six Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
Net cash provided by operating activities	$1,432,706	$1,382,704	$50,002
Net cash used in investing activities	(1,190,585)	(1,627,881)	437,296
Net cash provided by financing activities	215,010	693,378	(478,368)

Operating Activities
Our cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $50.0 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily driven by improved results of operations offset by increases in cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities decreased by $437.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to:
•$883.7 million decrease in business acquisitions; and
•$32.3 million decrease in purchases of investments.
This decrease was partially offset by:
•$270.4 million increase in capital expenditures;
•$179.1 million decrease in the proceeds from the sale of assets to our Joint Ventures;
•$22.1 million decrease in the proceeds from the sale of investments; and
•$7.1 million increase in real estate acquisitions.
Financing Activities
Net cash provided by financing activities decreased by $478.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily driven by:
•$676.9 million decrease in proceeds from mortgage and loans payable;
•$628.5 million decrease in proceeds from senior notes; and
•$73.7 million increase in dividend distributions.
This decrease is partially offset by:
•$557.6 million decrease in the repayment of mortgage and loans payable;
•$300.8 million increase in proceeds from the 2020 and 2022 ATM Programs;
•$25.0 million increase in proceeds from redeemable non-controlling interest;
•$13.5 million decrease in debt issuance costs;
•$3.1 million decrease in repayments of finance lease liabilities; and
•$0.7 million increase in proceeds from employee equity programs.
Material Cash Commitments
As of June 30, 2023, our principle commitments were primarily comprised of:
•approximately $12.8 billion of principal from our senior notes (gross of debt issuance cost and debt discount);
•approximately $3.1 billion of interest on mortgage payable, loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$675.2 million of principal from our term loans, mortgage and loans payable (gross of debt issuance cost and debt discount);
•approximately $5.6 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $2.5 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $1.8 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during 2024 and beyond, the majority of which is payable within the next two years.
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
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of June 30, 2023. For additional information, see “Maturities of Lease Liabilities” in Note 9 within the Condensed Consolidated Financial Statements.
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
Market Risk
There have been no significant changes to our exposure management and procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the six months ended June 30, 2023 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2022, other than factors discussed below.
The uncertainty that exists with respect to the economic impact of the COVID-19 pandemic and geopolitical instability due to the ongoing military conflict between Russia and Ukraine has introduced significant volatility in the financial markets. See Part II, Item 1A. Risk Factors for additional information regarding potential risks to our business, financial condition and results of operations related to the macro environment.

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
We have entered into various foreign currency debt obligations. As of June 30, 2023, the total principal amount of foreign currency debt obligations was $2.4 billion, including $1.2 billion denominated in Euro, $635.1 million denominated in British Pound and $535.7 million denominated in Japanese Yen. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of June 30, 2023, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $263.5 million and $215.6 million, respectively. As of June 30, 2023, we have designated $1.5 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the condensed consolidated balance sheets.
We are also party to cross-currency interest rate swaps. As of June 30, 2023, the total notional amount of cross-currency interest rate swap contracts was $4.2 billion. As of June 30, 2023, we have designated $3.9 billion of the total notional amount of cross-currency swaps as net investment hedges against our investment in foreign subsidiaries and $280.3 million as cash flow hedges against a portion of our foreign currency denominated debt. If the U.S. dollar weakened or strengthened by 10% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $346.4 million and $281.0 million, respectively.
The U.S. Dollar weakened relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2023. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the six months ended June 30, 2023 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $137.5 million and $127.3 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the six months ended June 30, 2023 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $167.0 million and $158.9 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of June 30, 2023 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $6.4 million or decrease by approximately $6.4 million based on the total balance of our term loan borrowings as of June 30, 2023.
We periodically enter into interest rate locks to hedge the interest rate exposure created by anticipated fixed rate debt issuances, which are designated as cash flow hedges. When interest rate locks are settled, any accumulated gain or loss included as a component of other comprehensive income (loss) will be amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. We also use cross-currency swaps to hedge our interest rate risk in our variable rate debt obligations by changing the benchmark rate for a portion of the variable rate debt obligations from SONIA to SOFR. As of June 30, 2023, the total notional amount of such cross-currency interest rate swaps was $280.3 million.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Inflation is impacting various aspects of our business. We are also experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to our IBX data center construction and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. The adverse economic conditions we are currently experiencing may cause a decrease in sales as some customers may need to take cost cutting measures or scale back their operations. This could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our DSO, longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Further, volatility in the financial markets and rising interest rates like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

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

In addition to compliance with applicable sanctions laws, we are currently limiting the ability of Russian customers to place orders for our offerings unless, after reviewing these orders, we believe they are aligned with our stated objectives in support of Ukraine. We do not allow purchases from Russian partners or suppliers and have committed to not make any direct or indirect investment in Russia absent an end to this conflict. In addition, for our customers located in Ukraine, we are currently providing offerings free of charge and may continue to do so in the future.

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

Prolonged unfavorable economic conditions or uncertainty, including as a result of the military conflict between Russia and Ukraine, may adversely affect our business, financial condition, and results of operations. Any of the foregoing may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

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

Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids more generally, and planned power outages by public utilities, such as Pacific Gas and Electric Company's practice of planned outages in California to minimize fire risks, could harm our customers and our business. Employees working from home could be subjected to power outages at home which could be difficult to track and could affect the day-to-day operations of our non-IBX data center employees. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical and regulatory problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we could be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators, which are in turn supported by onsite fuel storage and through contracts with fuel suppliers, but these measures may not always prevent downtime or solve for long-term or large-scale outages. Any outage or supply disruption could adversely affect our business, customer experience and revenues.

We are currently experiencing inflation and volatility pressures in the energy market globally. Various macroeconomic factors are contributing to the instability and global power shortage including the Russia and Ukraine war, severe weather events, governmental regulations, government relations and inflation. While we have aimed to minimize our risk, via hedging, conservation, and other efficiencies, we expect the cost for power to continue to be volatile and unpredictable and subject to inflationary pressures. We believe we have made appropriate estimates for these costs in our forecasting, but the current unpredictable energy market could materially affect our financial forecasting, results of operations and financial condition.

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
Despite our efforts to protect against cyber-attacks, we are not fully insulated from these types of security breaches, and such an attack could adversely impact our competitiveness and results of operations. These threats may result from human error, equipment failure, fraud or malice on the part of employees, vendors or third parties. For example, in September 2020, we discovered ransomware on certain of our internal systems. While the incident was resolved and did not cause a material disruption to our systems nor result in any material costs to us, we expect we will continue to face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, ransomware, malware, distributed denial-of-service attacks or other malicious activities. In the course of our business we utilize vendors and other partners who are also sources of cyber risks to us. In addition, our adaptation to a hybrid working model, that includes both work from home and in an office, could expose us to new security risks.
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
As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Further, any adoption of artificial intelligence by us or by third parties may pose new security challenges. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers' operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and results of operations. The cybersecurity regulatory landscape continues to evolve and compliance with the proposed reporting requirements could further complicate our ability to resolve cyberattacks. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.
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

If we are unable to implement our evolving organizational structure, or if we are unable to recruit or retain key executives and qualified personnel, our business could be harmed.

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

To date, the network neutrality of our IBX data centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our markets, the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating offerings and pricing to be competitive in those markets.

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

We are currently making significant investments of resources in expanding our digital services portfolio. The process of developing and acquiring new offerings and enhancing existing offerings is complex. If we fail to anticipate customers’ evolving needs and expectations or do not adapt to technological and IT trends, our results of operations could suffer. In order to adapt effectively, we sometimes must make long-term investments, develop, acquire or obtain certain intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for the new offerings. Additionally, any delay in the development, acquisition, marketing or launch of a new offering could result in customer dissatisfaction or attrition. If we cannot continue adapting our products, or if our competitors can adapt their products more quickly than us, our business could be harmed.

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
As of June 30, 2023, our retained earnings were $3.4 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

Construction projects are dependent on permitting from public agencies and utility companies. Any delay in permitting could affect our growth. We are currently experiencing permitting delays in most metros due to reduced production from labor availability. While we don't currently anticipate any material long-term negative impact to our business because of these construction delays, these types of delays and stoppages related to permitting from public agencies and utility companies could worsen and have an adverse effect on our bookings, revenue or growth.

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

Over the last several years, we have completed numerous acquisitions, including most recently that of five data centers in Peru and Chile from Entel in 2022, MainOne in West Africa in 2022, and GPX Global Systems, Inc.'s India operations in 2021. We expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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
•the possibility of litigation or other claims in connection with, or as a result of, an acquisition, or inherited from the acquired company, including claims from terminated employees, customers, former stockholders or other third parties;
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

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, or comply with evolving laws and regulations, our revenues may not increase, and our business and results of operations would be impacted.

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
•unexpected changes in regulatory, tax and political environments;
•trade wars;
•changes in the government and public administration in emerging markets, such as Malaysia and Indonesia, that may impact the stability of foreign investment policies;
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
•increasing scrutiny on the operational resilience of data centers, especially in countries where data centers are designated as critical national infrastructure and/or essential ICT service providers;
•compliance with evolving cybersecurity laws including reporting requirements; and
•compliance with evolving governmental regulation.

Geo-political events, such as the United Kingdom's withdrawal from the European Union ("Brexit"), the Hong Kong national security law, the trade war between the U.S. and China and the war between Russia and Ukraine, may increase the likelihood of the listed risks to occur and could have a negative effect on our business domestically or internationally. While some time has passed since some of these events had first occurred, it remains unpredictable how these events will continue to develop and impact the market. It is possible that such events will continue to adversely impact the level of economic activity globally and that we will face increased regulatory and legal complexities in the regions affected thus impacting our business and employees and our financial condition and results of operations.

In addition, many countries have increasingly taken a more proactive approach on sustainability through the adoption of regulations that oblige corporations to make disclosures on its corporate sustainability efforts through mandatory ESG reporting and to decarbonize its operations and supply chain. It is possible that compliance with the sustainability-related regulations and directives will require us to re-evaluate and make changes to our current operations and our supply chain and thus increase our cost of doing business in the relevant affected regions or countries.

Digitalization has been accelerated in many countries as a direct consequence of the pandemic and regulators are increasingly aware and recognizing the importance of data centers in ensuring the availability, resiliency, security and stability of digitalized critical services such as national security, healthcare and the financial and banking services. Regulations such as the US Cyber Incident Reporting for Critical Infrastructure Act of 2022 (“CIRCIA 2022”), the EU Network and Information Security Directive No.2 (“NISD2”) and Australia’s Security of Critical Infrastructure Act 2018 make it mandatory for Equinix to comply with more stringent requirements related to cybersecurity, controls on data storage and cross border data transfer and operational resilience. Regulatory compliance may lead to additional costs and impact returns on investments in the relevant jurisdictions.

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

Violations of any of applicable domestic or international laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to provide our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and results of operations. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of June 30, 2023, our total indebtedness (gross of debt issuance cost and debt discount) was approximately $15.7 billion, our stockholders' equity was $12.0 billion and our cash and cash equivalents totaled $2.3 billion. In addition, as of June 30, 2023, we had approximately $3.9 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of June 30, 2023, we recorded operating lease liabilities of $1.5 billion, which represents our obligation to make lease payments under those lease arrangements.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In November 2022, we established an "at the market" equity offering program (the "2022 ATM Program") in the amount of $1.5 billion under which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of June 30, 2023, we had approximately $1.2 billion available for sale under the 2022 ATM Program. We have refreshed our ATM program in the past and expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 12 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM programs.
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

Severe weather events, such as droughts, wildfires, flooding, heat waves, hurricanes, typhoons and winter storms, pose a threat to our IBX data centers and our customers' IT infrastructure through physical damage to facilities or equipment, power supply disruption, and long-term effects on the cost of electricity. The frequency and intensity of severe weather events are reportedly increasing as part of broader climate changes. Changes in global weather patterns may also pose long-term risks of physical impacts to our business.

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

The COVID-19 pandemic led to increased spending by many governments in the past years. Because of this, there could be pressure to increase taxes in the future to pay back debts and generate revenues. The nature and timing of any future changes to each jurisdiction's tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy, but could materially and adversely impact our results of operations and financial position or cash flows.

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

Our business was designated "critical infrastructure" or "essential services" which allowed our data centers to remain open in many jurisdictions during the COVID-19 pandemic. Any regulations restricting our ability to operate our business for any reason could have a material adverse effect on our business. Additionally, these "essential services" and "critical infrastructure" designations could lead countries or local regulators to impose additional regulations on the data center industry in order to have better visibility and control over our industry for future events and crises.

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

We maintain a complex global organizational structure, containing numerous legal entities of varied types and serving various purposes, in each country in which we operate. For example, to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, we use TRSs and qualified REIT subsidiaries ("QRSs") in order to segregate our income between net income from real estate and net income from other activities and in order to satisfy other REIT qualification requirements. This results in significantly more entities than we might otherwise utilize if we were not maintaining our qualification for taxation as a REIT.

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
We paid a quarterly distribution on June 21, 2023 and have declared a quarterly distribution to be paid on September 20, 2023. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

General Risk Factors

The effects of a pandemic (including COVID-19) could have a negative effect on our business, results of operations and financial condition.

We continuously monitored our global operations in light of the COVID-19 pandemic. We implemented procedures focusing on the health and safety of our employees, customers, partners and communities, the continuity of our business offerings and compliance with governmental regulations and local public health guidance and ordinances. While our business operations continued without interruption and our IBX data centers remained fully operational to date, we cannot guarantee our business operations or our IBX data centers will not be negatively impacted in the future because of another pandemic, including one related to COVID-19.

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

Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2022, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the adoption of new accounting principles and tax laws, and our overhaul of our back-office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

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

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, each of the following directors and/or officers adopted or terminated a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. All trading plans that were adopted during the period were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1-(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities. No director or officer adopted or terminated a "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(a) of Regulation S-K.

	Date	Action	Expiration Date	Total Shares to be Sold
Mike Campbell, Chief Sales Officer	May 17, 2023	Adoption	April 30, 2024	See footnote (1)
Scott Crenshaw, Executive Vice President and General Manager, Digital Services	May 26, 2023	Adoption	September 30, 2023	See footnote (2)
Charles Meyers, Director, Chief Executive Officer and President	May 12, 2023	Adoption	April 30, 2024	See footnote (3)
Peter Van Camp, Executive Chairman	May 12, 2023	Adoption	April 30, 2024	See footnote (4)

(1)Mr. Campbell’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding and/or diversification purposes relating to awards totaling up to 11,014 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2023 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(2)Mr. Crenshaw’s plan includes the potential sale of shares for tax withholding purposes relating to an award totaling up to 1,782 shares.
(3)Mr. Meyers' plan includes (a) 7,439 shares and (b) subject to the achievement of performance conditions, the potential sale of up to 40,280 shares for tax withholding and/or diversification purposes on a grant-by-grant basis. This plan also includes any shares to be granted under the 2023 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(4)Mr. Van Camp’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding and/or diversification purposes relating to awards totaling up to 2,014 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2023 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No. 2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No. 3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	4/13/2022	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	12/5/2017	4.1

4.3	Fourth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.2

4.4	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.3)

4.5	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.4

4.6	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.5)

4.7	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.6

4.8	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.7)	8-K	6/22/2020

4.9	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.2

4.10	Form of 1.250% Senior Note due 2025 (See Exhibit 4.9)

4.11	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.4

4.12	Form of 1.800% Senior Note due 2027 (See Exhibit 4.11)

4.13	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.6

4.14	Form of 2.150% Senior Note due 2030 (see Exhibit 4.13)

4.15	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.8

4.16	Form of 3.000% Senior Note due 2050 (See Exhibit 4.15)

4.17	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.2

4.18	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.17)

4.19	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.4

4.20	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.19)

4.21	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.6

4.22	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.21)

4.23	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.2

4.24	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.23)

4.25	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.4

4.26	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.25)

4.27	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.2

4.28	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.27)

4.29	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.4

4.30	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.29)

4.31	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.6

4.32	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.31)

4.33	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.8

4.34	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.33)

4.35	Twentieth Supplemental Indenture, dated as of April 5, 2022, between Equinix, Inc. and U.S. Bank Trust Company National Association, as Trustee.	8-K	4/5/2022	4.2

4.36	Form of 3.900% Senior Notes due 2032 (included in Exhibit 4.35)

4.37	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.38	Description of Securities	10-K	12/31/2022	4.38

4.39	Notes Purchase Agreement, dated February 7, 2023, and issued by Equinix Japan K.K. and Equinix, Inc. as Parent Guarantor.	10-Q	3/31/2023	4.39

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2021	10.2

10.3**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.4**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-K	12/31/2022	10.4

10.5**	2021 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.11

10.6**	2021 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.12

10.7**	2021 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.13

10.8**	2022 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.11

10.9**	2022 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.12

10.10**	2022 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.13

10.11**	2022 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2022	10.14

10.12**	2023 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.15

10.13**	2023 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.16

10.14**	2023 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.17

10.15**	2023 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2023	10.18

10.16	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.17
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
		10-K	12/31/2021	10.22

10.18**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.19**	Change in Control Severance Agreement between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.20**	Change in Control Severance Agreement between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.21**	Change in Control Severance Agreement between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.27

10.22**	Change in Control Severance Agreement between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.23**	Change in Control Severance Agreement between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.24**	Change in Control Severance Agreement between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.25**	Change in Control Severance Agreement between Equinix, Inc and Jon Lin dated January 2, 2022.	10-K	12/31/2022	10.24

10.26**	Change in Control Severance Agreement between Equinix, Inc. and Scott Crenshaw dated August 1, 2022.	10-K	12/31/2022	10.25

10.27**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.28**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.29**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.30**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.31**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.39

10.32**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

10.33**	Amendment to Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated September 21, 2022.	10-Q	9/30/2022	10.39

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K/A	12/31/2022	23.1

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: August 4, 2023
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.