Form 10-Q
period 2023-09-30
EQUINIX INC
filed 2023-10-27
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of October 26, 2023 was 93,883,424.

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
Risks Related to the Macro Environment

•Inflation in the global economy, increased interest rates, political dissension and adverse global economic conditions, like the ones we are currently experiencing, could negatively affect our business and financial condition.
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
•We may fail to achieve our Environmental, Social and Governance ("ESG") and sustainability goals, or may encounter objections to them, either of which may adversely affect public perception of our business and affect our relationship with our customers, our stockholders and/or other stakeholders.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,357,497	$1,906,421
Accounts receivable, net of allowance of $20,199 and $12,225	1,030,694	855,380
Other current assets	497,189	459,138
Assets held for sale	—	84,316
Total current assets	3,885,380	3,305,255
Property, plant and equipment, net	17,370,577	16,649,534
Operating lease right-of-use assets	1,516,011	1,427,950
Goodwill	5,589,124	5,654,217
Intangible assets, net	1,730,538	1,897,649
Other assets	1,592,972	1,376,137
Total assets	$31,684,602	$30,310,742
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,058,235	$1,004,800
Accrued property, plant and equipment	363,549	281,347
Current portion of operating lease liabilities	135,636	139,538
Current portion of finance lease liabilities	133,360	151,420
Current portion of mortgage and loans payable	8,211	9,847
Other current liabilities	194,700	251,346
Total current liabilities	1,893,691	1,838,298
Operating lease liabilities, less current portion	1,399,852	1,272,812
Finance lease liabilities, less current portion	2,121,382	2,143,690
Mortgage and loans payable, less current portion	637,625	642,708
Senior notes	12,945,222	12,109,539
Other liabilities	775,271	797,863
Total liabilities	19,773,043	18,804,910
Commitments and contingencies (Note 11)
Redeemable non-controlling interest	25,000	—
Equinix stockholders’ equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 94,036,882 issued and 93,883,296 outstanding in 2023 and 92,813,976 issued and 92,620,703 outstanding in 2022	94	93
Additional paid-in capital	18,051,150	17,320,017
Treasury stock, at cost; 153,586 shares in 2023 and 193,273 shares in 2022	(57,199)	(71,966)
Accumulated dividends	(8,287,599)	(7,317,570)
Accumulated other comprehensive loss	(1,526,010)	(1,389,446)
Retained earnings	3,706,448	2,964,838
Total Equinix stockholders' equity	11,886,884	11,505,966
Non-controlling interests	(325)	(134)
Total stockholders’ equity	11,886,559	11,505,832
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$31,684,602	$30,310,742
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)
Revenues	$2,061,030	$1,840,659	$6,077,647	$5,392,260
Costs and operating expenses:
Cost of revenues	1,068,991	934,669	3,135,882	2,780,801
Sales and marketing	212,506	193,089	638,193	579,327
General and administrative	403,890	375,483	1,205,193	1,098,518
Transaction costs	(775)	2,007	6,543	11,310
(Gain) loss on asset sales	(3,933)	2,252	(5,022)	3,976
Total costs and operating expenses	1,680,679	1,507,500	4,980,789	4,473,932
Income from operations	380,351	333,159	1,096,858	918,328
Interest income	23,111	11,192	66,002	17,806
Interest expense	(101,385)	(91,346)	(298,839)	(262,137)
Other expense	(5,972)	(6,735)	(9,987)	(22,522)
Gain (loss) on debt extinguishment	(360)	75	(106)	184
Income before income taxes	295,745	246,345	853,928	651,659
Income tax expense	(19,985)	(34,606)	(112,425)	(75,985)
Net income	275,760	211,739	741,503	575,674
Net (income) loss attributable to non-controlling interests	34	68	107	(92)
Net income attributable to Equinix	$275,794	$211,807	$741,610	$575,582
Earnings per share (“EPS”) attributable to Equinix:
Basic EPS	$2.94	$2.30	$7.94	$6.31
Weighted-average shares for basic EPS	93,683	91,896	93,396	91,234
Diluted EPS	$2.93	$2.30	$7.91	$6.29
Weighted-average shares for diluted EPS	94,168	92,135	93,788	91,519
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)
Net income	$275,760	$211,739	$741,503	$575,674
Other comprehensive loss, net of tax:
Foreign currency translation adjustment (“CTA”) loss, net of tax effects of $0, $0, $0 and $0	(412,910)	(703,640)	(229,773)	(1,566,602)
Net investment hedge CTA gain, net of tax effects of $0, $0, $0 and $0	149,608	360,350	85,462	805,661
Unrealized gain on cash flow hedges, net of tax effects of $(9,333), $(2,250), $(4,378) and $(14,268)	25,685	6,120	8,012	90,774
Net actuarial loss on defined benefit plans, net of tax effects of $29, $5, $84 and $14	(119)	(19)	(350)	(59)
Total other comprehensive loss, net of tax	(237,736)	(337,189)	(136,649)	(670,226)
Comprehensive income (loss), net of tax	38,024	(125,450)	604,854	(94,552)
Net (income) loss attributable to non-controlling interests	34	68	107	(92)
Other comprehensive loss attributable to non-controlling interests	182	28	85	60
Comprehensive income (loss) attributable to Equinix	$38,240	$(125,354)	$605,046	$(94,584)
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$741,503	$575,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,224,476	1,145,485
Stock-based compensation	301,707	296,464
Amortization of intangible assets	157,199	153,317
Amortization of debt issuance costs and debt discounts	13,927	13,273
Provision for credit loss allowance	14,873	5,534
(Gain) Loss on asset sales	(5,022)	3,976
(Gain) Loss on debt extinguishment	106	(184)
Other items	26,992	18,964
Changes in operating assets and liabilities:
Accounts receivable	(199,703)	(97,206)
Income taxes, net	(6,585)	9,874
Other assets	(127,695)	(145,376)
Operating lease right-of-use assets	117,080	112,923
Operating lease liabilities	(98,964)	(98,245)
Accounts payable and accrued expenses	84,949	83,089
Other liabilities	(26,962)	125,431
Net cash provided by operating activities	2,217,881	2,202,993
Cash flows from investing activities:
Purchases of investments	(81,347)	(109,420)
Sales of investments	—	22,073
Business acquisitions, net of cash and restricted cash acquired	—	(964,010)
Real estate acquisitions	(153,293)	(39,899)
Purchases of other property, plant and equipment	(1,785,298)	(1,450,077)
Proceeds from sale of assets, net of cash transferred	76,936	249,906
Net cash used in investing activities	(1,943,002)	(2,291,427)
Cash flows from financing activities:
Proceeds from employee equity programs	86,963	81,543
Payment of dividends	(970,992)	(863,886)
Proceeds from public offering of common stock, net of issuance costs	300,775	796,018
Proceeds from senior notes, net of debt discounts	902,092	1,193,688
Proceed from mortgage and loans payable	—	676,850
Repayment of finance lease liabilities	(98,091)	(97,808)
Proceeds from redeemable non-controlling interest	25,000	—
Repayment of mortgage and loans payable	(5,556)	(586,227)
Debt issuance costs	(7,239)	(17,731)
Net cash provided by financing activities	232,952	1,182,447
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(57,825)	(135,599)
Net increase in cash, cash equivalents and restricted cash	450,006	958,414
Cash, cash equivalents and restricted cash at beginning of period	1,908,248	1,549,454
Cash, cash equivalents and restricted cash at end of period	$2,358,254	$2,507,868

Cash and cash equivalents	$2,357,497	$2,500,816
Current portion of restricted cash included in other current assets	666	2,529
Non-current portion of restricted cash included in other assets	91	4,523
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$2,358,254	$2,507,868
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
Our effective tax rates were 13.2% and 11.7% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate for the nine months ended September 30, 2023 as compared to the same period in 2022 is primarily due to the reversal of uncertain tax positions from the settlement of tax audits in the EMEA region of approximately $40.0 million in the prior period versus $13.4 million in the current period.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Recent Accounting Pronouncements
Accounting Standards Adopted
Supplier Finance Programs
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. On January 1, 2023, we adopted this ASU and the adoption of this standard did not have an impact on our condensed consolidated financial statements.
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
(Unaudited)
2. Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2023	$855,380	$27,608	$55,405	$132,090	$155,334
Closing balances as of September 30, 2023	1,030,694	31,366	74,786	116,937	153,129
Increase (Decrease)	$175,314	$3,758	$19,381	$(15,153)	$(2,205)

(1) The net change in our allowance for credit losses was insignificant during the nine months ended September 30, 2023.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the nine months ended September 30, 2023 from the opening deferred revenue balance as of January 1, 2023 was $80.0 million.
Remaining performance obligations
As of September 30, 2023, approximately $9.8 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to three years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 70% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployment dates, contract modifications, renewals and/or terminations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$275,760	$211,739	$741,503	$575,674
Net (income) loss attributable to non-controlling interests	34	68	107	(92)
Net income attributable to Equinix	$275,794	$211,807	$741,610	$575,582

Weighted-average shares used to calculate basic EPS	93,683	91,896	93,396	91,234
Effect of dilutive securities:
Employee equity awards	485	239	392	285
Weighted-average shares used to calculate diluted EPS	94,168	92,135	93,788	91,519

EPS attributable to Equinix:
Basic EPS	$2.94	$2.30	$7.94	$6.31
Diluted EPS	$2.93	$2.30	$7.91	$6.29
We have excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 25,000 and 351,000 shares for the three months ended September 30, 2023 and 2022, respectively, and approximately 79,000 and 379,000 shares for the nine months ended September 30, 2023 and 2022, respectively, because its effect would be anti-dilutive.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
During the nine months ended September 30, 2023, we completed the detailed valuation analysis and the final allocation of purchase price for the Entel Chile, Entel Peru, and MainOne Acquisitions.
A summary of the final allocation of total purchase consideration is presented as follows (in thousands):

	Entel Chile	Entel Peru	MainOne
Cash and cash equivalents	$—	$—	$33,026
Accounts receivable	—	—	9,431
Other current assets	12,424	—	21,988
Property, plant and equipment	81,132	13,423	239,583
Intangible assets	153,489	10,000	54,800
Goodwill	380,867	46,285	110,665
Deferred tax and other assets	12,090	10,801	5,879
Total assets acquired	640,002	80,509	475,372
Accounts payable and accrued liabilities	(195)	—	(18,525)
Other current liabilities (1)	—	—	(13,061)
Mortgage and loans payable	—	—	(25,944)
Deferred tax and other liabilities (1)	(1,463)	(167)	(139,492)
Net assets acquired	$638,344	$80,342	$278,350

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
Intangible assets - The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)	Discount Rate
Entel Chile:
Customer relationships (1)	$153,489	12.0 - 15.0	14.0	8.5% - 9.5%
Entel Peru:
Customer relationships (1)	10,000	15.0	15.0	7.0%
MainOne:
Customer relationships (1)	51,500	10.0 - 15.0	14.0	11.5%
Trade names (2)	3,300	5.0	5.0	11.5%

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the acquisition. Goodwill from the Entel Chile and Entel Peru acquisitions is attributable to the Americas region. Goodwill from the Entel Chile acquisition is amortizable for local tax purposes, while goodwill from the Entel Peru acquisition is not expected to be amortizable for local tax purposes. Goodwill from the MainOne Acquisition is attributable to the EMEA region and is generally not deductible for local tax purposes.
5.    Assets Held for Sale
In June 2021, we entered into an agreement to form a joint venture in the form of a limited liability partnership with GIC Private Limited, Singapore's sovereign wealth fund ("GIC"), to develop and operate xScaleTM data centers in Europe and the Americas (the “EMEA 2 Joint Venture”). xScale data centers are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments and also offer access to our comprehensive suite of interconnection and edge solutions. The transaction was structured to close in phases over the course of approximately two years, pending regulatory approval and other closing conditions. The assets and liabilities of the Warsaw 4 ("WA4") data center site, which were included within our EMEA region, were classified as held for sale as of June 30, 2021. In June 2022, we sold the WA4 data center in exchange for a total consideration of $61.5 million. We recognized an insignificant gain on the sale of the WA4 data center.
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
In March 2022, we entered into an agreement to sell the Mexico 3 ("MX3") data center site in connection with the formation of a new joint venture with GIC (the "AMER 1 Joint Venture") to develop and operate xScale data centers in the Americas. The assets and liabilities of the MX3 data center, which were included within our Americas region, were classified as held for sale as of September 30, 2021. Upon closing of the joint venture in March 2023, we sold the MX3 data center in exchange for a total consideration of $75.1 million, which was comprised of $63.9 million of net cash proceeds, a 20% partnership interest in the AMER 1 Joint Venture with a fair value of $8.4 million, and $2.8 million of receivables. During the nine months ended September 30, 2023, we recognized an insignificant loss on the sale of the MX3 data center.

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

Investee	Ownership Percentage	September 30, 2023	December 31, 2022
EMEA 1 Joint Venture with GIC	20%	$150,165	$148,895
VIE Joint Ventures	20%	243,540	191,680
Other	Various	10,245	7,570
Total		$403,950	$348,145

Non - VIE Joint Venture
EMEA 1 Joint Venture
We invested in a joint venture in the form of a limited liability partnership with GIC (the "EMEA 1 Joint Venture"), to develop and operate xScale data centers in Europe. The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the three and nine months ended September 30, 2023 and 2022 and was included in other income (expense) on the condensed consolidated statement of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of September 30, 2023, we had future equity contribution commitments of $6.3 million.
VIE Joint Ventures
Preceding 2022, we invested in partnerships with GIC to develop and operate xScale data centers in Asia-Pacific (the "Asia-Pacific 1 Joint Venture") and in Europe and the Americas (the EMEA 2 Joint Venture, see Note 5 above).
On March 11, 2022, we entered into the Asia-Pacific 2 Joint Venture with PGIM to develop and operate additional xScale data centers in Asia-Pacific (see Note 5 above).
On April 6, 2022, we entered into a partnership with GIC (the "Asia-Pacific 3 Joint Venture") to develop and operate additional xScale data centers in Seoul, Korea. Upon closing, we contributed $17.0 million in exchange for a 20% partnership interest in the joint venture.
On March 10, 2023, we entered into the AMER 1 Joint Venture with GIC to develop and operate xScale data centers in the Americas (see Note 5 above). Upon closing, we contributed $8.4 million in exchange for a 20% partnership interest in the joint venture.
The VIE Joint Ventures are considered VIEs because they do not have sufficient funds from operations to be self-sustaining. While we provide certain management services to their operations and earn fees for the performance of such services, the power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between us and either GIC or PGIM, as applicable. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both Equinix and either GIC or PGIM, as applicable. We concluded that neither party is deemed to have predominant control over the VIE Joint Ventures and neither party is

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
considered to be the primary beneficiary. Our share of losses of equity method investments from these joint ventures were insignificant for the three months ended September 30, 2023 and 2022, respectively, and $8.0 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts were included in other income (expense) on the condensed consolidated statement of operations.
The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of September 30, 2023 (in thousands):

VIE Joint Ventures
Equity Investment	$243,540
Outstanding Receivables	26,706
Future Equity Contribution Commitments (1)	45,211
Maximum Future Payments under Debt Guarantees (2)	144,522
Total	$459,979

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
Other Related Party Transactions
We have lease arrangements and provide various services to the EMEA 1 Joint Venture and the VIE Joint Ventures (collectively, the "Joint Ventures") through multiple agreements, including sales and marketing, development management, facilities management, and asset management. These transactions are generally considered to have been negotiated at arm's length. The following table presents the revenues and expenses from these arrangements with the Joint Ventures in our condensed consolidated statements of operations (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Nature of Transaction	2023	2022	2023	2022
EMEA 1 Joint Venture	Revenues	$8,520	$5,957	$22,512	$31,138
EMEA 1 Joint Venture	Expenses (1)	4,406	2,010	12,650	5,422
VIE Joint Ventures (2)	Revenues	13,153	9,551	52,220	29,739

(1)Balances primarily consist of rent expenses for a 15-year sub-lease agreement with the EMEA 1 Joint Venture for a London data center.
(2)Expenses from transactions with VIE Joint Ventures were insignificant for the three and nine months ended September 30, 2023 and 2022.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our condensed consolidated balance sheets (in thousands):

Related Party	Balance Sheet Line Item	September 30, 2023	December 31, 2022
EMEA 1 Joint Venture	Receivables	$32,824	$73,929
	Contract Assets	7,170	7,261
	Finance Lease Right-of-Use Assets	95,409	100,968
	Operating Lease Right-of-Use Assets	1,443	—
	Operating Lease Right-of-Use Liabilities	1,495	—
	Other Liabilities and Payables (1)	40,844	20,160
	Deferred Revenue	14,853	15,470
	Finance Lease Right-of-Use Liabilities	106,857	108,603
VIE Joint Ventures	Receivables	26,706	19,935
	Contract Assets	22,679	5,281
	Finance Lease Right-of-Use Assets	71,308	—
	Operating Lease Right-of-Use Assets	1,153	—
	Operating Lease Right-of-Use Liabilities	1,100	—
	Other Liabilities and Payables	55	—
	Deferred Revenue	5,038	—
	Finance Lease Right-of-Use Liabilities	73,750	—

(1)The balance primarily relates to the obligation to pay for future construction for certain sites sold as a part of the EMEA 1 Joint Venture transaction.
7.    Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of both September 30, 2023 and December 31, 2022, the total principal amounts of foreign currency debt obligations designated as net investment hedges was $1.5 billion.
We also utilize cross-currency interest rate swaps, designated as net investment hedges, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. As of September 30, 2023 and December 31, 2022, the total notional amount of cross-currency interest rate swaps designated as net investment hedges were $3.5 billion and $3.9 billion respectively, with maturity dates ranging through 2026.
From time to time, we use foreign currency forward contracts, which are designated as net investment hedges, to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of September 30, 2023 and December 31, 2022, the total notional amount of foreign currency forward contracts designated as net investment hedges were $359.8 million and $373.4 million, respectively.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Foreign currency debt		$51,080	$125,840	$11,830	$283,431
Cross-currency interest rate swaps (included component) (1)		100,788	228,210	79,700	571,532
Cross-currency interest rate swaps (excluded component) (2)		(11,957)	(23,959)	(14,775)	(92,913)
Foreign currency forward contracts (included component) (1)		9,822	33,257	8,701	48,900
Foreign currency forward contracts (excluded component) (3)		(125)	(2,998)	6	(5,289)
Total		$149,608	$360,350	$85,462	$805,661

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$10,636	$12,739	$34,676	$37,346
Foreign currency forward contracts (excluded component) (3)	Interest expense	492	(154)	1,136	(317)
Total		$11,128	$12,585	$35,812	$37,029

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents cross-currency basis spread and interest rates.
(3)Excluded component represents foreign currency forward points.
Cash Flow Hedges. We hedge our foreign currency transaction exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and the British Pound and Euro. The foreign currency forward and option contracts that we use to hedge this exposure are designated as cash flow hedges. As of September 30, 2023 and December 31, 2022, the total notional amounts of these foreign exchange contracts were $856.2 million and $490.8 million, respectively.
As of September 30, 2023, our foreign currency cash flow hedge instruments had maturity dates ranging from October 2023 to December 2024 and we had a net gain of $17.8 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months. As of December 31, 2022, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2023 to February 2024 and we had a net gain of $8.2 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months.
We enter into intercompany hedging instruments ("intercompany derivatives") with our wholly-owned subsidiaries in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. Dollar. Simultaneously, we enter into derivative contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives.
We hedge the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of both September 30, 2023 and December 31, 2022, we had no interest rate locks outstanding. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of September 30, 2023 and December 31,

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2022, we had a net gain of $1.2 million and $1.4 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.
We also use cross-currency swaps, which are designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated debt. As of both September 30, 2023 and December 31, 2022, the total notional amount of cross-currency interest rate swaps, designated as cash flow hedges, was $280.3 million.
The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Foreign currency forward and option contracts (included component) (1)		$36,171	$8,720	$19,351	$55,300
Cross-currency interest rate swaps		(865)	—	(2,280)	—
Interest rate locks		(288)	(350)	(4,681)	49,742
Total		$35,018	$8,370	$12,390	$105,042

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2023	2022	2023	2022
Foreign currency forward contracts	Revenues	$(12,192)	$53,874	$(6,596)	$89,275
Foreign currency forward contracts	Costs and operating expenses	8,676	(25,869)	12,863	(42,974)
Interest rate locks	Interest Expense	288	350	892	(376)
Total		$(3,228)	$28,355	$7,159	$45,925

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Foreign Currency Forward Contracts. We also use foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of our foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of September 30, 2023 and December 31, 2022, the total notional amounts of these foreign currency contracts were $2.2 billion and $3.0 billion, respectively.
Cross-currency Interest Rate Swaps. During the three months ended September 30, 2023, we elected to de-designate a portion of our cross-currency interest rate swaps previously designated as net investment hedges. Gains and losses subsequent to the de-designation will be recognized in earnings to offset remeasurement gains and losses from foreign currency monetary assets and liabilities. We also entered into $167.7 million of cross-currency interest rate swaps, which were not previously designated as hedging instruments. As of September 30, 2023, the total notional amount of cross-currency interest rate swaps which were not designated as hedging instruments was $544.8 million.
The following table presents the effect of derivatives not designated as hedging instruments in our condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2023	2022	2023	2022
Embedded derivatives (1)	Revenues	$—	$—	$—	$(568)
Economic hedge of embedded derivatives (2)	Revenues	—	—	—	(983)
Foreign currency forward contracts	Other income (expense)	77,823	138,725	81,591	272,342
Cross-currency interest rate swaps	Other income (expense)	2,651	—	2,651	—
Total		$80,474	$138,725	$84,242	$270,791

(1)Embedded derivatives which are considered foreign currency forward contracts were designated as net investment hedges beginning March 31, 2022.
(2)As of September 30, 2023, we had no economic hedge of embedded derivatives outstanding.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets, excluding accrued interest, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$29,798	$6,333	$27,812	$21,352
Cross-currency interest rate swaps	22,144	—	19,239	—
Net investment hedges
Foreign currency forward contracts	15,089	1,875	25,077	4,805
Cross-currency interest rate swaps	282,483	—	274,234	—
Total designated as hedging	349,514	8,208	346,362	26,157

Not designated as hedging instruments:
Foreign currency forward contracts	31,441	3,380	58,230	7,531
Cross-currency interest rate swaps	68,512	8,758	—	—
Total not designated as hedging	99,953	12,138	58,230	7,531
Total Derivatives	$449,467	$20,346	$404,592	$33,688

(1)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(2)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements, inclusive of accrued interest, as of September 30, 2023 and December 31, 2022 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
September 30, 2023
Derivative assets	$475,060	$—	$475,060	$(32,408)	$442,652
Derivative liabilities	34,284	—	34,284	(32,408)	1,876

December 31, 2022
Derivative assets	$424,516	$—	$424,516	$(34,429)	$390,087
Derivative liabilities	39,234	—	39,234	(34,429)	4,805

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
Our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023			December 31, 2022
	Fair Value	Fair Value Measurement Using		Fair Value	Fair Value Measurement Using
		Level 1	Level 2		Level 1	Level 2
Assets:
Money market and deposit accounts	$1,228,428	$1,228,428	$—	$764,628	$764,628	$—
Derivative instruments (1)	449,467	—	449,467	404,592	—	404,592
Total	$1,677,895	$1,228,428	$449,467	$1,169,220	$764,628	$404,592
Liabilities:
Derivative instruments (1)	$20,346	$—	$20,346	$33,688	$—	$33,688

(1)Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the condensed consolidated balance sheets.
We did not have any Level 3 financial assets or financial liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
9.    Leases
Significant Lease Transactions
The following table summarizes the significant lease transactions during the nine months ended September 30, 2023 (in thousands):

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
Lease Expenses
The components of lease expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease cost
Amortization of right-of-use assets (1)	$46,428	$39,456	$131,481	$120,684
Interest on lease liabilities	28,422	27,742	85,100	84,986
Total finance lease cost	74,850	67,198	216,581	205,670

Operating lease cost	57,803	55,031	168,896	159,632
Variable lease cost	17,273	12,721	46,847	30,003
Total lease cost	$149,926	$134,950	$432,324	$395,305

(1)    Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Information
Other information related to leases is as follows (in thousands, except years and percent):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$82,864	$82,841
Operating cash flows from operating leases	150,779	144,954
Financing cash flows from finance leases	98,091	97,808

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$193,667	$78,432
Operating leases	254,822	318,882

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term - finance leases (2)	14 years	15 years
Weighted-average remaining lease term - operating leases (2)	13 years	12 years
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	5%	4%
Finance lease right-of-use assets (3)	$1,991,556	$2,018,070

(1) Represents all non-cash changes in right-of-use assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of September 30, 2023 and December 31, 2022, we recorded accumulated amortization of finance lease right-of-use assets of $856.5 million and $840.0 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.
Maturities of Lease Liabilities
Maturities of lease liabilities as of September 30, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023 (3 months remaining)	$39,947	$56,103	$96,050
2024	212,645	253,239	465,884
2025	202,434	273,817	476,251
2026	195,717	242,464	438,181
2027	179,302	247,062	426,364
Thereafter	1,300,666	2,327,007	3,627,673
Total lease payments	2,130,711	3,399,692	5,530,403
Less imputed interest	(595,223)	(1,144,950)	(1,740,173)
Total	$1,535,488	$2,254,742	$3,790,230
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of September 30, 2023. These leases will commence between year 2023 and 2026, with lease terms of 5 to 20 years and total lease commitments of approximately $509.4 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
10.    Debt Facilities
Mortgage and Loans Payable
As of September 30, 2023 and December 31, 2022, our mortgage and loans payable consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Term loans	$616,833	$619,090
Mortgage payable and loans payable	29,780	34,527
	646,613	653,617
Less amount representing unamortized debt discount and debt issuance cost	(777)	(1,062)
	645,836	652,555
Less current portion	(8,211)	(9,847)
	$637,625	$642,708
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
As of September 30, 2023 and December 31, 2022, the total amounts outstanding under the 2022 Term Loan Facility, net of debt issuance costs, were $608.8 million and $603.0 million, respectively.
As of September 30, 2023, we had 51 irrevocable letters of credit totaling $79.4 million issued and outstanding under the 2022 Revolving Facility, with approximately $3.9 billion remaining available to borrow under the 2022 Revolving Facility.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
As of September 30, 2023 and December 31, 2022, our senior notes consisted of the following (in thousands):

	September 30, 2023		December 31, 2022
	Amount	Effective Rate	Amount	Effective Rate
2.625% Senior Notes due 2024	$1,000,000	2.79%	$1,000,000	2.79%
1.250% Senior Notes due 2025	500,000	1.46%	500,000	1.46%
1.000% Senior Notes due 2025	700,000	1.18%	700,000	1.18%
2.900% Senior Notes due 2026	600,000	3.04%	600,000	3.04%
1.450% Senior Notes due 2026	700,000	1.64%	700,000	1.64%
0.250% Euro Senior Notes due 2027	528,300	0.45%	534,950	0.45%
1.800% Senior Notes due 2027	500,000	1.96%	500,000	1.96%
1.550% Senior Notes due 2028	650,000	1.67%	650,000	1.67%
2.000% Senior Notes due 2028	400,000	2.21%	400,000	2.21%
2.875% Swiss Franc Senior Notes due 2028	327,546	3.07%	—	—%
3.200% Senior Notes due 2029	1,200,000	3.30%	1,200,000	3.30%
2.150% Senior Notes due 2030	1,100,000	2.27%	1,100,000	2.27%
2.500% Senior Notes due 2031	1,000,000	2.65%	1,000,000	2.65%
3.900% Senior Notes due 2032	1,200,000	4.07%	1,200,000	4.07%
1.000% Euro Senior Notes due 2033	633,960	1.18%	641,940	1.18%
2.000% Japanese Yen Senior Notes Series A due 2035	251,872	2.07%	—	—%
2.130% Japanese Yen Senior Notes Series C due 2035	99,009	2.20%	—	—%
2.370% Japanese Yen Senior Notes Series B due 2043	68,436	2.42%	—	—%
2.570% Japanese Yen Senior Notes Series D due 2043	30,773	2.62%	—	—%
2.570% Japanese Yen Senior Notes Series E due 2043	66,899	2.62%	—	—%
3.000% Senior Notes due 2050	500,000	3.09%	500,000	3.09%
2.950% Senior Notes due 2051	500,000	3.00%	500,000	3.00%
3.400% Senior Notes due 2052	500,000	3.50%	500,000	3.50%
	13,056,795		12,226,890
Less amount representing unamortized debt issuance cost	(111,573)		(117,351)
	$12,945,222		$12,109,539

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
2.875% Swiss Franc Senior Notes due 2028
On September 12, 2023, we issued CHF300.0 million, or approximately $336.9 million in U.S. dollars, at the exchange rate in effect on that date, aggregate principal amount of 2.875% senior notes due September 12, 2028 (the "2028 CHF Notes"). Interest on the notes is payable annually in arrears on September 12 of each year, commencing on September 12, 2024. Total debt issuance costs related to the 2028 CHF Notes were $3.0 million.
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of September 30, 2023 (in thousands):

Years ending:
2023 (3 months remaining)	$2,129
2024	1,007,758
2025	1,206,548
2026	1,306,348
2027	1,642,825
Thereafter	8,537,800
Total	$13,703,408
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of our mortgage and loans payable and senior notes, including current maturities (in thousands):

	September 30, 2023			December 31, 2022
	Fair Value	Fair Value Measurement Using		Fair Value	Fair Value Measurement Using
		Level 1	Level 2		Level 1	Level 2
Mortgage and loans payable	$657,705	$—	$657,705	$666,387	$—	$666,387
Senior notes	10,917,739	10,398,907	518,832	10,196,933	10,196,933	—
The inputs used to estimate the fair value of debt instruments include:
•Level 1: quoted market prices; and
•Level 2: our credit rating and current prices of similar debt instruments that are publicly traded.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$101,385	$91,346	$298,839	$262,137
Interest capitalized	6,699	5,512	18,635	14,267
Interest charges incurred	$108,084	$96,858	$317,474	$276,404
Total interest paid in cash, net of capitalized interest, during the three months ended September 30, 2023 and 2022 was $90.5 million and $85.9 million, respectively. Total interest paid in cash, net of capitalized interest, during the nine months ended September 30, 2023 and 2022 was $316.6 million and $287.4 million, respectively.
11.    Commitments and Contingencies
Purchase and Other Commitments
As a result of our various IBX data center expansion projects, as of September 30, 2023, we were contractually committed for approximately $2.1 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of September 30, 2023, such as commitments to purchase power in select locations through the remainder of 2023 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2023 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.8 billion as of September 30, 2023. For further information on equity contribution commitments and lease commitments, see Note 6 and Note 9, respectively, above.
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
Our indirect and property tax filings in various jurisdictions are subject to examination by local tax authorities. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of further changes to the tax laws and interpretations thereof. For example, we are currently undergoing several indirect tax audits and appealing a tentative assessment in Brazil. The final settlement of the audits and the outcomes of the appeal are uncertain and may not be resolved in our favor. We regularly assess the likelihood of adverse outcomes resulting from these examinations and appeals that would affect the adequacy of our tax accruals for each of the reporting periods. If any issues arising from the tax examinations and appeals are resolved in a manner inconsistent with our expectations, the revision of the estimates of the potential or actual liabilities could materially impact our financial position, results of operations, or cash flows.

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

Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2023.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection with matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of September 30, 2023.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of September 30, 2023.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. While we have purchased insurance that could limit our exposure, our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of September 30, 2023.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into credit facility agreements with a group of lenders under which it could borrow up to approximately $1.3 billion in total at the exchange rate in effect on September 30, 2023, with such facilities maturing in 2025 and 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with guarantees covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under these credit facilities, up to a limit of $288.5 million in total at the exchange rate in effect on September 30, 2023. As of September 30, 2023, the maximum potential amount of our future payments under these guarantees was approximately $144.5 million, at the exchange rates in effect on that date. We and our co-investor entered into an ancillary agreement to allocate funding under the credit facility agreement for use of our AMER 1 Joint Venture. As of September 30, 2023, $8.6 million of the guarantees related to AMER 1. Our estimated fair value of these guarantees is minimal as the likelihood of making a payout under the guarantees is low.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
12.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	92,813,976	$93	(193,273)	$(71,966)	$17,320,017	$(7,317,570)	$(1,389,446)	$2,964,838	$11,505,966	$(134)	$11,505,832
Net income (loss)	—	—	—	—	—	—	—	258,786	258,786	(56)	258,730
Other comprehensive income	—	—	—	—	—	—	104,258	—	104,258	—	104,258
Issuance of common stock and release of treasury stock for employee equity awards	419,490	—	16,066	5,978	38,565	—	—	—	44,543	1	44,544
Issuance of common stock under ATM Program	458,459	1	—	—	300,774	—	—	—	300,775	—	300,775
Dividend distribution on common stock,$3.41 per share	—	—	—	—	—	(318,736)	—	—	(318,736)	—	(318,736)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(483)	—	—	(483)	—	(483)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,406)	—	—	(2,406)	—	(2,406)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	136,345	—	—	—	136,345	—	136,345
Balance as of March 31, 2023	93,691,925	94	(177,207)	(65,988)	17,795,701	(7,639,195)	(1,285,188)	3,223,624	12,029,048	(189)	12,028,859
Net income (loss)		—	—	—	—	—	—	207,030	207,030	(17)	207,013
Other comprehensive income (loss)	—	—	—	—	—	—	(3,268)	—	(3,268)	97	(3,171)
Issuance of common stock and release of treasury stock for employee equity awards	44,734	—	5,417	2,015	527	—	—	—	2,542	—	2,542
Dividend distribution on common stock, $3.41 per share	—	—	—	—	—	(318,914)	—	—	(318,914)	—	(318,914)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(86)	—	—	(86)	—	(86)
Accrued dividends on unvested equity awards	—	—	—	—	—	(5,058)	—	—	(5,058)	—	(5,058)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	112,815	—	—	—	112,815	—	112,815
Balance as of June 30, 2023	93,736,659	94	(171,790)	(63,973)	17,909,043	(7,963,253)	(1,288,456)	3,430,654	12,024,109	(109)	12,024,000
Net income (loss)	—	—	—	—	—	—	—	275,794	275,794	(34)	275,760
Other comprehensive loss	—	—	—	—	—	—	(237,554)	—	(237,554)	(182)	(237,736)
Issuance of common stock and release of treasury stock for employee equity awards	300,223	—	18,204	6,774	35,645	—	—	—	42,419	—	42,419

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Dividend distribution on common stock, $3.41 per share	—	—	—	—	—	(319,308)	—	—	(319,308)	—	(319,308)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(343)	—	—	(343)	—	(343)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,695)	—	—	(4,695)	—	(4,695)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	106,462	—	—	—	106,462	—	106,462
Balance as of September 30, 2023	94,036,882	$94	(153,586)	$(57,199)	$18,051,150	$(8,287,599)	$(1,526,010)	$3,706,448	$11,886,884	$(325)	$11,886,559

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	90,872,826	$91	(301,420)	$(112,208)	$15,984,597	$(6,165,140)	$(1,085,751)	$2,260,493	$10,882,082	$(318)	$10,881,764
Net income	—	—	—	—	—	—	—	147,453	147,453	240	147,693
Other comprehensive income	—	—	—	—	—	—	32,837	—	32,837	3	32,840
Issuance of common stock and release of treasury stock for employee equity awards	430,973	—	11,445	4,259	39,617	—	—	—	43,876	—	43,876
Dividend distribution on common stock, $3.10 per share	—	—	—	—	—	(282,031)	—	—	(282,031)	—	(282,031)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(497)	—	—	(497)	—	(497)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,045)	—	—	(2,045)	—	(2,045)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	121,210	—	—	—	121,210	—	121,210
Balance as of March 31, 2022	91,303,799	91	(289,975)	(107,949)	16,145,424	(6,449,713)	(1,052,914)	2,407,946	10,942,885	(75)	10,942,810
Net income (loss)	—	—	—	—	—	—	—	216,322	216,322	(80)	216,242
Other comprehensive loss	—	—	—	—	—	—	(365,842)	—	(365,842)	(35)	(365,877)
Issuance of common stock and release of treasury stock for employee equity awards	36,682	—	24,609	9,157	4,882	—	—	—	14,039	—	14,039
Dividend distribution on common stock, $3.10 per share	—	—	—	—	—	(282,168)	—	—	(282,168)	—	(282,168)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(57)	—	—	(57)	—	(57)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,400)	—	—	(4,400)	—	(4,400)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	109,005	—	—	—	109,005	—	109,005
Balance as of June 30, 2022	91,340,481	91	(265,366)	(98,792)	16,259,311	(6,736,338)	(1,418,756)	2,624,268	10,629,784	(190)	10,629,594
Net income (loss)	—	—	—	—	—	—	—	211,807	211,807	(68)	211,739
Other comprehensive loss	—	—	—	—	—	—	(337,161)	—	(337,161)	(28)	(337,189)
Issuance of common stock and release of treasury stock for employee equity awards	285,176	1	15,982	5,947	31,719	—	—	—	37,667	—	37,667
Issuance of common stock under ATM Program	1,160,706	1	—	—	796,018	—	—	—	796,019	—	796,019
Dividend distribution on common stock, $3.10 per share	—	—	—	—	—	(286,136)	—	—	(286,136)	—	(286,136)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(327)	—	—	(327)	—	(327)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,031)	—	—	(4,031)	—	(4,031)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Stock-based compensation, net of estimated forfeitures	—	—	—	—	106,757	—	—	—	106,757	—	106,757
Balance as of Balance as of September 30, 2022	92,786,363	$93	(249,384)	$(92,845)	$17,193,805	$(7,026,832)	$(1,755,917)	$2,836,075	$11,154,379	$(286)	$11,154,093

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2022	Net Change	Balance as of September 30, 2023
Foreign currency translation adjustment (“CTA”) loss	$(1,838,237)	$(229,688)	$(2,067,925)
Unrealized gain on cash flow hedges (1)	33,953	8,012	41,965
Net investment hedge CTA gain (1)	415,749	85,462	501,211
Net actuarial loss on defined benefit plans (2)	(911)	(350)	(1,261)
	$(1,389,446)	$(136,564)	$(1,526,010)

(1)Refer to Note 7 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plans are mandated by law. We do not have any defined benefit plans in any other countries.
Changes in foreign currencies can have a significant impact to our condensed consolidated balance sheets (as evidenced above in our foreign currency translation loss), as well as its condensed consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of September 30, 2023, the U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2022. Because of this, the U.S. Dollar had an overall unfavorable impact on our condensed consolidated financial position because the foreign denominations translated into fewer U.S. Dollars as evidenced by an increase in foreign currency translation loss for the nine months ended September 30, 2023 as reflected in the above table. The volatility of the U.S. Dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
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
During the nine months ended September 30, 2022, we executed five forward sale agreements under the 2020 ATM Program to sell 579,873 shares of our common stock. On August 3, 2022, we physically settled these forward sale shares for approximately $393.6 million, net of payment of commissions to sales agents and other offering expenses, at an aggregate weighted-average forward sale price of $678.72 per share.
During the nine months ended September 30, 2022, we sold an additional 580,833 shares under the 2020 ATM Program, excluding the settled forward sale transactions noted above, through spot sales for approximately $403.6 million, net of payment of commissions to sales agents and other offering expenses.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
During the nine months ended September 30, 2023, we executed five forward sale agreements to sell 564,126 shares of our common stock with maturity dates ranging from February 2024 to March 2024. As of September 30, 2023, the estimated net settlement value for the forward sale agreements was approximately $431.4 million at an aggregate weighted-average forward sale price of $764.78 per share. The weighted-average forward sale price that we expect to receive upon physical settlement will be subject to adjustments for a discount rate factor equal to a specified benchmark rate less a spread minus scheduled dividends during the terms of the agreements.
As of September 30, 2023, we had approximately $1.0 billion of common stock available for sale under the 2022 ATM Program, which amount gives effect to the unsettled forward sale transactions noted above. For the three and nine months ended September 30, 2023, other than as noted above, we sold no additional shares under the 2022 ATM Program.
Stock-Based Compensation
For the nine months ended September 30, 2023, the Talent, Culture and Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, granted an aggregate of 943,224 restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $694.34 per share and a weighted-average requisite service period of 3.52 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues, adjusted funds from operations ("AFFO") per share and digital services revenues as the performance measurements in the RSUs with both service and performance conditions that were granted in the nine months ended September 30, 2023.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the nine months ended September 30, 2023. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2023 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$12,389	$10,732	$36,111	$33,053
Sales and marketing	22,638	22,507	64,697	65,862
General and administrative	63,419	68,591	200,899	197,549
Total	$98,446	$101,830	$301,707	$296,464
Redeemable Non-controlling Interest
On April 3, 2023, we issued additional shares in our Indonesian operating entity to a third party investor for $25.0 million, which resulted in the third party investor owning a 25% interest in the entity.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
Under the terms of the shareholders’ agreement, the investor may put its 25% ownership stake in the entity to us for a maximum exercise price of $25.0 million, subject to certain contingent conditions. Accordingly, we present the investor’s contingently redeemable non-controlling interest ("NCI") outside of permanent equity at the higher of its maximum redemption amount of $25.0 million and its balance after attribution of gains and losses in the condensed consolidated balance sheets. There were no changes in the carrying value of the redeemable NCI for the three and nine months ended September 30, 2023.
As of September 30, 2023, the carrying value of the assets and liabilities of the Indonesian VIE, which were included in other assets and other liabilities on the condensed consolidated balance sheets were $29.4 million and $2.1 million, respectively.
The income and losses attributable to us as well as to the redeemable NCI from the Indonesian VIE were insignificant for the three and nine months ended September 30, 2023.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables present revenue information disaggregated by product lines and geographic areas, (in thousands):

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$596,871	$538,256	$329,054	$1,464,181	$1,754,537	$1,571,233	$970,875	$4,296,645
Interconnection	206,552	78,795	67,411	352,758	609,457	227,718	199,428	1,036,603
Managed infrastructure	63,356	32,790	17,484	113,630	184,755	97,105	54,642	336,502
Other (1)	5,503	23,283	1,688	30,474	15,461	74,775	8,707	98,943
Recurring revenues	872,282	673,124	415,637	1,961,043	2,564,210	1,970,831	1,233,652	5,768,693
Non-recurring revenues	41,411	35,590	22,986	99,987	121,571	115,857	71,526	308,954
Total	$913,693	$708,714	$438,623	$2,061,030	$2,685,781	$2,086,688	$1,305,178	$6,077,647

(1) Includes some leasing and hedging activities.

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$555,352	$445,733	$295,008	$1,296,093	$1,619,511	$1,293,641	$859,258	$3,772,410
Interconnection	190,283	66,703	61,264	318,250	558,877	201,688	182,092	942,657
Managed infrastructure	54,704	28,493	19,269	102,466	159,255	89,930	59,827	309,012
Other (1)	5,127	23,105	3,091	31,323	15,842	51,567	6,419	73,828
Recurring revenues	805,466	564,034	378,632	1,748,132	2,353,485	1,636,826	1,107,596	5,097,907
Non-recurring revenues	40,695	27,778	24,054	92,527	123,961	104,667	65,725	294,353
Total	$846,161	$591,812	$402,686	$1,840,659	$2,477,446	$1,741,493	$1,173,321	$5,392,260

(1) Includes some leasing and hedging activities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Total revenues attributed to the U.S. were $771.5 million and $2.3 billion during the three and nine months ended September 30, 2023, respectively, and $722.6 million and $2.1 billion during the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, we derived revenues of $218.3 million and $607.6 million, respectively, from the United Kingdom, which is the only country outside of the U.S. from which we derived revenues that exceeded 10% of our total revenues during either of these periods. There was no country outside of the U.S. from which we derived revenues that exceeded 10% of revenues for the three and nine months ended September 30, 2022. No single customer accounted for 10% or greater of our accounts receivable or revenues for the three and nine months ended September 30, 2023 and 2022.
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA:
Americas	$404,897	$395,159	$1,202,732	$1,127,938
EMEA	310,172	283,286	931,499	839,013
Asia-Pacific	220,862	192,471	647,153	564,009
Total adjusted EBITDA	935,931	870,916	2,781,384	2,530,960
Depreciation, amortization and accretion expense	(461,842)	(431,668)	(1,381,298)	(1,300,882)
Stock-based compensation expense	(98,446)	(101,830)	(301,707)	(296,464)
Transaction costs	775	(2,007)	(6,543)	(11,310)
Gain (loss) on asset sales	3,933	(2,252)	5,022	(3,976)
Interest income	23,111	11,192	66,002	17,806
Interest expense	(101,385)	(91,346)	(298,839)	(262,137)
Other expense	(5,972)	(6,735)	(9,987)	(22,522)
Gain (loss) on debt extinguishment	(360)	75	(106)	184
Income before income taxes	$295,745	$246,345	$853,928	$651,659
 We also provide the following additional segment disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation and amortization:
Americas	$251,963	$234,300	$749,459	$693,232
EMEA	126,665	111,879	373,679	342,552
Asia-Pacific	84,311	84,013	258,537	263,018
Total	$462,939	$430,192	$1,381,675	$1,298,802
Capital expenditures:
Americas	$382,800	$278,487	$1,076,339	$688,635
EMEA	146,776	168,481	449,008	528,808
Asia-Pacific	87,963	105,761	259,951	232,634
Total	$617,539	$552,729	$1,785,298	$1,450,077

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, located in the following geographic areas as of (in thousands):

	September 30, 2023	December 31, 2022
Americas	$8,284,052	$7,532,125
EMEA	5,712,711	5,577,498
Asia-Pacific	3,373,814	3,539,911
Total property, plant and equipment, net	$17,370,577	$16,649,534

Americas	$422,468	$263,148
EMEA	437,873	440,139
Asia-Pacific	655,670	724,663
Total operating lease right-of-use assets	$1,516,011	$1,427,950
14.    Subsequent Events
Declaration of dividends
On October 25, 2023, we declared a quarterly cash dividend of $4.26 per share, which is payable on December 13, 2023 to our common stockholders of record as of the close of business on November 15, 2023.

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance-Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge solutions platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 251 IBXs, including 12 xScale data centers and the MC1 data center that are held in unconsolidated joint ventures, across 70 markets around the world. We offer the following solutions:

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
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 80% and 81%, as of September 30, 2023 and 2022, respectively. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows.
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
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length, and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three and nine months ended September 30, 2023 and 2022. Our 50 largest customers accounted for approximately 37% of our recurring revenues for the three and nine months ended September 30, 2023 and 36% and 37%, respectively, of our recurring revenues for the three and nine months ended September 30, 2022.
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
Taxation as a REIT:
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of September 30, 2023, our REIT structure included all of our data center operations in the U.S., Canada, Chile, Mexico, Japan, Singapore, Malaysia and the majority of our data centers in EMEA. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We have also included our share of the assets in xScale joint ventures (with the exception of Korea) in our REIT structure.
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

On each of March 22, 2023, June 21, 2023 and September 20, 2023, we paid a quarterly cash dividend of $3.41 per share. On October 25, 2023, we declared a quarterly cash dividend of $4.26 per share, payable on December 13, 2023, to our common stockholders of record as of the close of business on November 15, 2023. We expect the amount of all of our 2023 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2023.
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
•In March, we sold the Mexico 3 ("MX3") data center site in connection with the formation of a new joint venture with GIC, to develop and operate xScale data centers in the Americas (the "AMER 1 Joint Venture"). Upon closing, we contributed $8.4 million in exchange for a 20% partnership interest in the joint venture. See Notes 5 and 6 within the Condensed Consolidated Financial Statements.
•In April, we issued additional shares in our Indonesian operating entity to a third party investor for $25.0 million, which resulted in the third party investor owning a 25% ownership interest in the entity. See Note 12 within the Condensed Consolidated Financial Statements.
•In September, we issued CHF300.0 million, or approximately $336.9 million, at the exchange rate in effect on September 12, 2023, in Swiss Franc Notes due 2028 (the "Swiss Franc Senior Notes"). See Note 10 within the Condensed Consolidated Financial Statements.
Results of Operations
Our results of operations for the three and nine months ended September 30, 2023 include the results of operations of data centers in Chile and Peru acquired from Entel from May 2, 2022 and August 1, 2022, respectively, and of MainOne from April 1, 2022.
In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in results of operations with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.

Three Months Ended September 30, 2023 and 2022
Revenues. Our revenues for the three months ended September 30, 2023 and 2022 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$872,282	42%	$805,466	43%	$66,816	8%	8%
Non-recurring revenues	41,411	2%	40,695	2%	716	2%	1%
	913,693	44%	846,161	45%	67,532	8%	7%
EMEA:
Recurring revenues	673,124	33%	564,034	31%	109,090	19%	27%
Non-recurring revenues	35,590	2%	27,778	2%	7,812	28%	19%
	708,714	35%	591,812	33%	116,902	20%	26%
Asia-Pacific:
Recurring revenues	415,637	20%	378,632	21%	37,005	10%	10%
Non-recurring revenues	22,986	1%	24,054	1%	(1,068)	(4)%	(3)%
	438,623	21%	402,686	22%	35,937	9%	10%
Total:
Recurring revenues	1,961,043	95%	1,748,132	95%	212,911	12%	14%
Non-recurring revenues	99,987	5%	92,527	5%	7,460	8%	6%
	$2,061,030	100%	$1,840,659	100%	$220,371	12%	14%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Revenues
(dollars in thousands)
Americas Revenues. During the three months ended September 30, 2023, Americas revenues increased by $67.5 million or 8% (7% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $13.9 million of incremental revenues generated from our IBX data center expansions;

•$9.3 million of incremental revenues from the Entel Chile and Entel Peru acquisitions; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended September 30, 2023, EMEA revenues increased by $116.9 million or 20% (26% on a constant currency basis). Growth in EMEA revenues was primarily due to power price increases in various European countries in response to the increased cost of utilities, as noted below. In addition to power price increases, growth in EMEA revenues was further driven by:
•approximately $17.1 million of incremental revenues generated from our IBX data center expansions;
•$8.3 million of incremental revenues from services provided to our joint ventures; and
•an increase in orders from both our existing customers and new customers during the period.
Asia-Pacific Revenues. During the three months ended September 30, 2023, Asia-Pacific revenues increased by $35.9 million or 9% (10% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•approximately $11.9 million of incremental revenues generated from our IBX data center expansions; and
•power price increases in Singapore in response to the increased cost of utilities.
Cost of Revenues. Our cost of revenues for the three months ended September 30, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$417,699	39%	$389,125	42%	$28,574	7%	7%
EMEA	418,750	39%	322,009	34%	96,741	30%	32%
Asia-Pacific	232,542	22%	223,535	24%	9,007	4%	5%
Total	$1,068,991	100%	$934,669	100%	$134,322	14%	15%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended September 30, 2023, Americas cost of revenues increased by $28.6 million or 7% (and also 7% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to $23.1 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage.
EMEA Cost of Revenues. During the three months ended September 30, 2023, EMEA cost of revenues increased by $96.7 million or 30% (32% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:

•$88.0 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage in France, Germany, Netherlands and the United Kingdom; and
•$12.3 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
Asia-Pacific Cost of Revenues. During the three months ended September 30, 2023, Asia-Pacific cost of revenues increased by $9.0 million or 4% (5% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to higher compensation costs, including salaries, bonuses, and stock-based compensation attributable to headcount growth.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2023 and 2022 by geographic regions were as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$136,851	64%	$124,274	64%	$12,577	10%	10%
EMEA	48,350	23%	44,194	23%	4,156	9%	14%
Asia-Pacific	27,305	13%	24,621	13%	2,684	11%	12%
Total	$212,506	100%	$193,089	100%	$19,417	10%	11%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the three months ended September 30, 2023, Americas sales and marketing expense increased by $12.6 million or 10% (and also 10% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to an increase in compensation costs including salaries, bonuses and stock-based compensation, attributable to headcount growth.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to continue to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2023 and 2022 by geographic regions were as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$270,168	67%	$241,663	64%	$28,505	12%	12%
EMEA	78,013	19%	73,562	20%	4,451	6%	9%
Asia-Pacific	55,709	14%	60,258	16%	(4,549)	(8)%	(8)%
Total	$403,890	100%	$375,483	100%	$28,407	8%	8%
 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended September 30, 2023, Americas general and administrative expenses increased by $28.5 million or 12% (and also 12% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$11.1 million of higher depreciation expenses associated with back-office systems to support the growth of our business;
•$9.2 million of higher compensation costs including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$6.2 million of higher consulting costs partially due to an increase in the short-term use of temporary workers.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
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
Transaction Costs. During the three months ended September 30, 2023 and 2022, we did not record a significant amount of transaction costs.
Gain or Loss on Asset Sales. During the three months ended September 30, 2023 and 2022, we did not record a significant amount of gain or loss on asset sales.
Income from Operations. Our income from operations for the three months ended September 30, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$87,856	23%	$85,080	26%	$2,776	3%	1%
EMEA	169,477	45%	153,535	46%	15,942	10%	28%
Asia-Pacific	123,018	32%	94,544	28%	28,474	30%	30%
Total	$380,351	100%	$333,159	100%	$47,192	14%	21%
Americas Income from Operations. Our Americas income from operations did not materially change during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
EMEA Income from Operations. During the three months ended September 30, 2023, EMEA income from operations increased by $15.9 million or 10% (28% increase on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
Asia-Pacific Income from Operations. During the three months ended September 30, 2023, Asia-Pacific income from operations increased by $28.5 million or 30% (and also 30% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
Interest Income. Interest income was $23.1 million, with an annualized yield of 3.93%, for the three months ended September 30, 2023 and was $11.2 million, with an annualized yield of 2.04% for the three months ended September 30, 2022.
Interest Expense. Interest expense increased to $101.4 million for the three months ended September 30, 2023 from $91.3 million for the three months ended September 30, 2022, primarily due to the issuance of 2.00% - 2.57% Japanese Yen Senior Notes due 2035 and 2043 in the first quarter of 2023, the issuance of 2.875% Swiss Franc Senior Notes due 2028 in the third quarter of 2023 and an increase in the variable rate of our GBP term loan. During the three months ended September 30, 2023 and 2022, we capitalized $6.7 million and $5.5 million, respectively, of interest expense to construction in progress. See Note 10 within the Condensed Consolidated Financial Statements.
Other Income or Expense. We did not record a significant amount of other income or expense during the three months ended September 30, 2023 and 2022.
Gain on Debt Extinguishment. We did not record a significant amount of gain on debt extinguishment during the three months ended September 30, 2023 and 2022.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2023 and 2022, respectively. As such, other than state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the three months ended September 30, 2023 and 2022.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the three months ended September 30, 2023 and 2022.
For the three months ended September 30, 2023 and 2022, we recorded $20.0 million and $34.6 million of income tax expense, respectively. Our effective tax rates were 6.8% and 14.0% for the three months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate for the three months ended September 30, 2023 as compared to the same period in 2022 is primarily due to the reversal of uncertain tax positions of approximately $13.4 million in the current period resulting from the settlement of tax audits in the EMEA region.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended September 30, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$404,897	43%	$395,159	45%	$9,738	2%	2%
EMEA	310,172	33%	283,286	33%	26,886	9%	14%
Asia-Pacific	220,862	24%	192,471	22%	28,391	15%	15%
Total	$935,931	100%	$870,916	100%	$65,015	7%	9%
Americas Adjusted EBITDA. During the three months ended September 30, 2023, Americas adjusted EBITDA increased by $9.7 million or 2% (and also 2% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
EMEA Adjusted EBITDA. During the three months ended September 30, 2023, EMEA adjusted EBITDA increased by $26.9 million or 9% (14% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
Asia-Pacific Adjusted EBITDA. During the three months ended September 30, 2023, Asia-Pacific adjusted EBITDA increased by $28.4 million or 15% (and also 15% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.

Nine Months Ended September 30, 2023 and 2022
Revenues. Our revenues for the nine months ended September 30, 2023 and 2022 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas:
Recurring revenues	$2,564,210	43%	$2,353,485	44%	$210,725	9%	9%
Non-recurring revenues	121,571	2%	123,961	2%	(2,390)	(2)%	(2)%
	2,685,781	45%	2,477,446	46%	208,335	8%	9%
EMEA:
Recurring revenues	1,970,831	32%	1,636,826	30%	334,005	20%	28%
Non-recurring revenues	115,857	2%	104,667	2%	11,190	11%	9%
	2,086,688	34%	1,741,493	32%	345,195	20%	27%
Asia-Pacific:
Recurring revenues	1,233,652	20%	1,107,596	21%	126,056	11%	14%
Non-recurring revenues	71,526	1%	65,725	1%	5,801	9%	13%
	1,305,178	21%	1,173,321	22%	131,857	11%	14%
Total:
Recurring revenues	5,768,693	95%	5,097,907	95%	670,786	13%	16%
Non-recurring revenues	308,954	5%	294,353	5%	14,601	5%	6%
	$6,077,647	100%	$5,392,260	100%	$685,387	13%	15%
Revenues
(dollars in thousands)

Americas Revenues. During the nine months ended September 30, 2023, Americas revenues increased by $208.3 million or 8% (9% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $34.9 million of incremental revenues generated from our IBX data center expansions;
•$24.2 million of incremental revenues from the Entel Chile and Entel Peru acquisitions; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the nine months ended September 30, 2023, EMEA revenues increased by $345.2 million or 20% (27% on a constant currency basis). Growth in EMEA revenues was primarily due to power price increases in various European countries in response to the increased cost of utilities, as noted below. In addition to power price increases, growth in EMEA revenues was further driven by:
•approximately $45.0 million of incremental revenues generated from our IBX data center expansions;
•$18.8 million of incremental revenues generated from the MainOne Acquisition;
•$10.2 million of incremental revenues from services provided to our joint ventures; and
•an increase in orders from both our existing customers and new customers during the period.
Asia-Pacific Revenues. During the nine months ended September 30, 2023, Asia-Pacific revenues increased by $131.9 million or 11% (14% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•approximately $45.9 million of incremental revenues generated from our IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.
Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$1,215,620	39%	$1,156,211	42%	$59,409	5%	5%
EMEA	1,213,046	38%	948,849	34%	264,197	28%	33%
Asia-Pacific	707,216	23%	675,741	24%	31,475	5%	8%
Total	$3,135,882	100%	$2,780,801	100%	$355,081	13%	15%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the nine months ended September 30, 2023, Americas cost of revenues increased by $59.4 million or 5% (and also 5% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$31.3 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage;

•$14.4 million of incremental cost of revenues from the Entel Chile and Entel Peru acquisitions; and
•$10.8 million of additional one-time software expenses related to our managed services business.
EMEA Cost of Revenues. During the nine months ended September 30, 2023, EMEA cost of revenues increased by $264.2 million or 28% (33% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$219.4 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage in France, Germany, Netherlands and the United Kingdom;
•$30.3 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$10.7 million of incremental cost of revenues from the MainOne Acquisition.
Asia-Pacific Cost of Revenues. During the nine months ended September 30, 2023, Asia-Pacific cost of revenues increased by $31.5 million or 5% (8% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$14.7 million of higher rent and facilities costs, primarily in Hong Kong;
•$6.7 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage in Japan; and
•$5.7 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2023 and 2022 by geographic regions were as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$412,888	64%	$369,287	64%	$43,601	12%	12%
EMEA	144,609	23%	135,584	23%	9,025	7%	12%
Asia-Pacific	80,696	13%	74,456	13%	6,240	8%	12%
Total	$638,193	100%	$579,327	100%	$58,866	10%	12%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)

Americas Sales and Marketing Expenses. During the nine months ended September 30, 2023, Americas sales and marketing expenses increased by $43.6 million or 12% (and also 12% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:
•$16.5 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth;
•$7.4 million of higher bad debt expense;
•$6.3 million of higher travel and entertainment expenses due to activities trending towards pre-pandemic levels;
•$6.0 million of higher advertising costs including online ads, design services and marketing research; and
•$4.8 million of higher amortization expense as a result of recent acquisitions.
EMEA Sales and Marketing Expenses. During the nine months ended September 30, 2023, EMEA sales and marketing expense increased by $9.0 million or 7% (12% on a constant currency basis). The increase in our EMEA sales and marketing expenses was primarily due to higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2023 and 2022 by geographic regions were as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$804,443	67%	$725,849	66%	$78,594	11%	11%
EMEA	232,225	19%	215,502	20%	16,723	8%	13%
Asia-Pacific	168,525	14%	157,167	14%	11,358	7%	9%
Total	$1,205,193	100%	$1,098,518	100%	$106,675	10%	11%
General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)

Americas General and Administrative Expenses. During the nine months ended September 30, 2023, Americas general and administrative expenses increased by $78.6 million or 11% (and also 11% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$40.3 million of higher depreciation expense associated with back-office systems to support the growth of our business;
•$15.9 million of higher office expenses primarily due to additional software and support services;
•$10.4 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$5.6 million of higher travel and entertainment expenses due to activities trending towards pre-pandemic levels.
EMEA General and Administrative Expenses. During the nine months ended September 30, 2023, EMEA general and administrative expenses increased by $16.7 million or 8% (13% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
Asia-Pacific General and Administrative Expenses. During the nine months ended September 30, 2023, Asia-Pacific general and administrative expenses increased by $11.4 million or 7% (9% on a constant currency basis). The increase in our Asia-Pacific general and administrative expense was primarily due to higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
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
Transaction costs. During the nine months ended September 30, 2023 and 2022, we recorded transaction costs totaling $6.5 million and $11.3 million, respectively. These transaction costs primarily related to costs incurred in connection with recent acquisitions and the formation of the new joint ventures. See Notes 4, 5 and 6 within the Condensed Consolidated Financial Statements.
Gain or Loss on Asset Sales. During the nine months ended September 30, 2023 and 2022, we did not record a significant amount of gain or loss on asset sales.
Income from Operations. Our income from operations for the nine months ended September 30, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$245,085	22%	$213,191	23%	$31,894	15%	15%
EMEA	504,386	46%	440,032	48%	64,354	15%	26%
Asia-Pacific	347,387	32%	265,105	29%	82,282	31%	33%
Total	$1,096,858	100%	$918,328	100%	$178,530	19%	25%
Americas Income from Operations. During the nine months ended September 30, 2023, Americas income from operations increased by $31.9 million or 15% (and also 15% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisitions and organic growth, as described above.
EMEA Income from Operations. During the nine months ended September 30, 2023, EMEA income from operations increased by $64.4 million or 15% (26% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth, as described above.
Asia-Pacific Income from Operations. During the nine months ended September 30, 2023, Asia-Pacific income from operations increased by $82.3 million or 31% (33% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.

Interest Income. Interest income was $66.0 million, with an annualized yield of 3.74%, for the nine months ended September 30, 2023 and was $17.8 million, with an annualized yield of 1.19% for the nine months ended September 30, 2022.
Interest Expense. Interest expense increased to $298.8 million for the nine months ended September 30, 2023 from $262.1 million for the nine months ended September 30, 2022, primarily due to the issuance of the 3.900% Senior Notes due 2032 in 2022, issuance of 2.000% - 2.57% Japanese Yen Senior Notes due 2035 and 2043 in the first quarter of 2023, the issuance of 2.875% Swiss Franc Senior Notes due 2028 in the third quarter of 2023 and an increase in the variable rate of our GBP term loan. During the nine months ended September 30, 2023 and 2022, we capitalized $18.6 million and $14.3 million, respectively, of interest expense to construction in progress. See Note 10 within the Condensed Consolidated Financial Statements.
Other Expense. We did not record a significant amount of other expense during the nine months ended September 30, 2023. For the nine months ended September 30, 2022, we recorded $22.5 million of other expense, primarily due to a $14.0 million stock-based charitable contribution and foreign currency exchange gains and losses.
Gain on debt extinguishment. We did not record a significant amount of gain on debt extinguishment during the nine months ended September 30, 2023 and 2022.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2023 and 2022, respectively. As such, other than state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the nine months ended September 30, 2023 and 2022.
For the nine months ended September 30, 2023 and 2022, we recorded $112.4 million and $76.0 million of income tax expense, respectively. Our effective tax rates were 13.2% and 11.7%, for the nine months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate for the nine months ended September 30, 2023 as compared to the same period in 2022 is primarily due to the reversal of uncertain tax positions from the settlement of tax audits in the EMEA region of approximately $40.0 million in the prior period versus $13.4 million in the current period.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the nine months ended September 30, 2023 and 2022 by geographic regions was as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2023	%	2022	%	Actual	Actual	Constant Currency
Americas	$1,202,732	43%	$1,127,938	45%	$74,794	7%	7%
EMEA	931,499	34%	839,013	33%	92,486	11%	16%
Asia-Pacific	647,153	23%	564,009	22%	83,144	15%	17%
Total	$2,781,384	100%	$2,530,960	100%	$250,424	10%	12%

Americas Adjusted EBITDA. During the nine months ended September 30, 2023, Americas adjusted EBITDA increased by $74.8 million or 7% (and also 7% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisitions and organic growth, as described above.
EMEA Adjusted EBITDA. During the nine months ended September 30, 2023, EMEA adjusted EBITDA increased by $92.5 million or 11% (16% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth, as described above.
Asia-Pacific Adjusted EBITDA. During the nine months ended September 30, 2023, Asia-Pacific adjusted EBITDA increased by $83.1 million or 15% (17% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
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
Adjusted EBITDA
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$275,760	$211,739	$741,503	$575,674
Income tax expense	19,985	34,606	112,425	75,985
Interest income	(23,111)	(11,192)	(66,002)	(17,806)
Interest expense	101,385	91,346	298,839	262,137
Other expense	5,972	6,735	9,987	22,522
(Gain) loss on debt extinguishment	360	(75)	106	(184)
Depreciation, amortization, and accretion expense	461,842	431,668	1,381,298	1,300,882
Stock-based compensation expense	98,446	101,830	301,707	296,464
Transaction costs	(775)	2,007	6,543	11,310
(Gain) loss on asset sales	(3,933)	2,252	(5,022)	3,976
Adjusted EBITDA	$935,931	$870,916	$2,781,384	$2,530,960
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

Our FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$275,760	$211,739	$741,503	$575,674
Net (income) loss attributable to non-controlling interests	34	68	107	(92)
Net income attributable to Equinix	275,794	211,807	741,610	575,582
Adjustments:
Real estate depreciation	284,760	271,920	852,114	830,162
(Gain) loss on disposition of real estate property	(3,480)	2,002	256	6,697
Adjustments for FFO from unconsolidated joint ventures	5,006	2,667	11,492	6,948
FFO attributable to common shareholders	$562,080	$488,396	$1,605,472	$1,419,389

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
FFO attributable to common shareholders	$562,080	$488,396	$1,605,472	$1,419,389
Adjustments:
Installation revenue adjustment	(481)	9,959	3,403	10,770
Straight-line rent expense adjustment	6,323	6,811	18,116	14,678
Contract cost adjustment	(9,835)	(12,678)	(30,252)	(35,508)
Amortization of deferred financing costs and debt discounts	4,684	4,533	13,927	13,273
Stock-based compensation expense	98,446	101,830	301,707	296,464
Stock-based charitable contributions	—	—	2,543	14,039
Non-real estate depreciation expense	125,882	106,400	372,362	315,324
Amortization expense	52,297	51,873	157,199	153,317
Accretion expense adjustment	(1,097)	1,476	(377)	2,080
Recurring capital expenditures	(51,736)	(50,182)	(113,137)	(108,838)
(Gain) loss on debt extinguishment	360	(75)	106	(184)
Transaction costs	(775)	2,007	6,543	11,310
Impairment charges (1)	1,518	1,815	1,518	1,815
Income tax benefit adjustment (1)	(16,719)	(965)	(13,595)	(50,971)
Adjustments for AFFO from unconsolidated joint ventures	670	836	2,137	(898)
AFFO attributable to common shareholders	$771,617	$712,036	$2,327,672	$2,056,060

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

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three and nine months ended September 30, 2023 as compared to the same period in 2022 the U.S. dollar was weaker relative to the Euro and British Pound, which resulted in a favorable foreign currency impact on revenue, operating income, and an unfavorable foreign currency impact on operating expenses. During the three and nine months ended September 30, 2023 as compared to the same period in 2022 the U.S. dollar was stronger relative to the Australian dollar, Chinese yuan and Japanese yen, which resulted in an unfavorable foreign currency impact on revenue, operating income, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the nine months ended September 30, 2022 are used as exchange rates for the nine months ended September 30, 2023 when comparing the nine months ended September 30, 2023 with the nine months ended September 30, 2022).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of September 30, 2023, our principle sources of liquidity were $2.4 billion of cash and cash equivalents. In addition to our cash balance, we had $3.9 billion of additional liquidity available to us from our $4.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our 2022 ATM Program, under which we may offer and sell from time to time our common stock in "at the market" transactions on either a spot or forward basis. As of September 30, 2023, we had $1.0 billion available for sale under the 2022 ATM Program, which amount gives effect to approximately $431.4 million of net proceeds of unsettled forward sale transactions.
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

Cash Flow

	Nine Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
Net cash provided by operating activities	$2,217,881	$2,202,993	$14,888
Net cash used in investing activities	(1,943,002)	(2,291,427)	348,425
Net cash provided by financing activities	232,952	1,182,447	(949,495)
Operating Activities
Our cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $14.9 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily driven by improved results of operations offset by increases in cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities decreased by $348.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to:
•$964.0 million decrease in business acquisitions; and
•$28.1 million decrease in purchases of investments.
This decrease was partially offset by:
•$335.2 million increase in capital expenditures;
•$173.0 million decrease in the proceeds from the sale of assets to our Joint Ventures;
•$113.4 million increase in real estate acquisitions; and
•$22.1 million decrease in the proceeds from the sale of investments.
Financing Activities
Net cash provided by financing activities decreased by $949.5 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily driven by:
•$676.8 million decrease in proceeds from mortgage and loans payable;
•$495.2 million decrease in proceeds from the 2020 and 2022 ATM Programs;
•$291.7 million decrease in proceeds from senior notes;
•$107.1 million increase in dividend distributions; and
•$0.3 million increase in repayments of finance lease liabilities.
This decrease is partially offset by:
•$580.7 million decrease in the repayment of mortgage and loans payable;
•$25.0 million increase in proceeds from redeemable non-controlling interest;
•$10.5 million decrease in debt issuance costs; and
•$5.4 million increase in proceeds from employee equity programs.
Material Cash Commitments
As of September 30, 2023, our principle commitments were primarily comprised of:
•approximately $13.1 billion of principal from our senior notes (gross of debt issuance cost and debt discount);

•approximately $3.0 billion of interest on mortgage payable, loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$646.6 million of principal from our term loans, mortgage and loans payable (gross of debt issuance cost and debt discount);
•approximately $5.5 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $2.1 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $1.8 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during 2024 and beyond, the majority of which is payable within the next two years.
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
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of September 30, 2023. For additional information, see “Maturities of Lease Liabilities” in Note 9 within the Condensed Consolidated Financial Statements.
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
Market Risk
There have been no significant changes to our exposure management and procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the nine months ended September 30, 2023 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2022, other than factors discussed below.
The uncertainty that exists with respect to the economic impact of geopolitical instability and generally adverse economic conditions has introduced significant volatility in the financial markets. See Part II, Item 1A. Risk Factors for additional information regarding potential risks to our business, financial condition and results of operations related to the macro environment.
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
We have entered into various foreign currency debt obligations. As of September 30, 2023, the total principal amount of foreign currency debt obligations was $2.7 billion, including $1.2 billion denominated in Euro, $609.5 million denominated in British Pound, $518.7 million denominated in Japanese Yen, $327.5 million denominated in Swiss Franc, $27.8 million denominated in Canadian Dollar and $7.4 million denominated in Nigerian Naira. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of September 30, 2023, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $294.8 million and $241.2 million, respectively. As of September 30, 2023, we have designated $1.5 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the condensed consolidated balance sheets.
We are also party to cross-currency interest rate swaps. As of September 30, 2023, the total notional amount of cross-currency interest rate swap contracts was $4.3 billion. As of September 30, 2023, we have designated $3.5 billion of the total notional amount of cross-currency swaps as net investment hedges against our investment in foreign subsidiaries and $280.3 million as cash flow hedges against a portion of our foreign currency denominated debt. The remaining $544.8 million of cross-currency interest rate swaps were not designated as hedging instruments, but were used to offset remeasurement gains and losses from foreign currency monetary assets and liabilities. If the U.S. dollar weakened or strengthened by 10% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $322.1 million and $261.1 million, respectively.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2023. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the nine months ended September 30, 2023 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $208.5 million and $190.0 million, respectively.

With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the nine months ended September 30, 2023 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $253.2 million and $236.3 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of September 30, 2023 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $6.1 million or decrease by approximately $6.1 million based on the total balance of our term loan borrowings as of September 30, 2023.
We periodically enter into interest rate locks to hedge the interest rate exposure created by anticipated fixed rate debt issuances, which are designated as cash flow hedges. When interest rate locks are settled, any accumulated gain or loss included as a component of other comprehensive income (loss) will be amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. We also use cross-currency swaps to hedge our interest rate risk in our variable rate debt obligations by changing the benchmark rate for a portion of the variable rate debt obligations from SONIA to SOFR. As of September 30, 2023, the total notional amount of such cross-currency interest rate swaps was $280.3 million.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business:
Risk Factors

Risks Related to the Macro Environment

Inflation in the global economy, increased interest rates, political dissension and adverse global economic conditions, like the ones we are currently experiencing, could negatively affect our business and financial condition.

Inflation is impacting various aspects of our business. We are also experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to our IBX data center construction and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. Further, disagreement in the U.S. Congress on government spending levels could increase the possibility of a government shutdown, further adversely affecting global economic conditions. The adverse economic conditions we are currently experiencing may cause a decrease in sales as some customers may need to take cost cutting measures or scale back their operations. This could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our days of sales outstanding in accounts receivable ("DSO"), longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Further, volatility in the financial markets and rising interest rates like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

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
As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Recent developments in the cyber threat landscape include use of artificial intelligence and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. Further, any adoption of artificial intelligence by us or by third parties may pose new security challenges. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate the proprietary or sensitive information of Equinix, our customers, including government customers, or the personal information of our employees, or cause interruptions or malfunctions in our operations or our customers' operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We also may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by cyber breaches in our physical or virtual security systems. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and results of operations. The cybersecurity regulatory landscape continues to evolve and compliance with the proposed reporting requirements could further complicate our ability to resolve cyberattacks. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.

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

Server technologies continue to evolve and in some instances these changes can result in customers increasing their use of high-power density equipment in our IBX data centers which can increase the demand for power on a per cabinet basis. Additionally, the workloads related to new and evolving technologies such as artificial intelligence will increase the demand for high density computing power. Because many of our IBX data centers were built a number of years ago, the current demand for power may exceed the designed electrical capacity in these IBX data centers. As power, not space, is a limiting factor in many of our IBX data centers, our ability to fully utilize those IBX data centers may be impacted. The ability to increase the power capacity of an IBX data center, should we decide to, is dependent on several factors including, but not limited to, the local utility's ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical and mechanical infrastructure of an IBX data center to deliver additional power and cooling to customers. Although we are currently designing and building to a higher power specification than that of many of our older IBX data centers, there is a risk that demand could continue to increase and our IBX data centers could become underutilized sooner than expected.

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

Risks Related to our Offerings and Customers

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

As our customers evolve their IT strategies, we must remain flexible and evolve along with new technologies and industry and market shifts. Ineffective planning and execution in our cloud, artificial intelligence and product development strategies may cause difficulty in sustaining our competitive advantages.

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

We have invested in joint ventures in order to develop capacity to serve the large footprint needs of a targeted set of hyperscale customers by leveraging existing capacity and dedicated hyperscale builds. We believe these hyperscale customers will also play a large role in the growth of the market for artificial intelligence. We have announced our intention to seek additional joint ventures for certain of our hyperscale builds. There can be no assurances that our joint ventures will be successful or that we find appropriate partners, or that we will be able to successfully meet the needs of these customers through our hyperscale offerings.

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
As of September 30, 2023, our retained earnings were $3.7 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

Geopolitical events, such as the United Kingdom's withdrawal from the European Union ("Brexit"), the Hong Kong national security law, the trade war between the U.S. and China, the war between Russia and Ukraine and, most recently, the severe escalation of the ongoing conflict in the Middle East, may increase the likelihood of the listed risks to occur and could have a negative effect on our business domestically or internationally. While some time has passed since some of these events first occurred, it remains unpredictable how these events will continue to develop and impact the market. In the case of the Middle East conflict, the current situation is extremely volatile. It is possible that such events will continue to adversely impact the level of economic activity globally and that we will face increased regulatory and legal complexities in the regions affected thus impacting our business and employees and our financial condition and results of operations.

In addition, many countries and states have increasingly taken a more proactive approach on sustainability through the adoption of regulations that oblige corporations to make disclosures on its corporate sustainability efforts through mandatory ESG reporting and to decarbonize its operations and supply chain. It is possible that compliance with the sustainability-related regulations and directives will require us to re-evaluate and make changes to our current operations and our supply chain and thus increase our cost of doing business in the relevant affected regions or countries. We may incur incremental costs to enhance our internal systems to collect the data needed to meet these regulatory requirements including attestation standards.

Digitalization has been accelerated in many countries as a direct consequence of the pandemic and regulators are increasingly aware and recognizing the importance of data centers in ensuring the availability, resiliency, security and stability of digitalized critical services such as national security, healthcare and the financial and banking services. Regulations such as the US Cyber Incident Reporting for Critical Infrastructure Act of 2022 (“CIRCIA 2022”), the SEC Cybersecurity Disclosure Rule, the EU Network and Information Security Directive No.2 (“NISD2”), the EU Digital Operational Resilience Act, and Australia’s Security of Critical Infrastructure Act 2018 make it mandatory for Equinix to comply with more stringent requirements related to cybersecurity, controls on data storage and cross border data transfer and operational resilience, more so, in countries where our entities and/or IBXs are designated as a critical information or critical national infrastructure. Regulatory compliance may lead to additional costs and impact returns on investments in the relevant jurisdictions.

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of September 30, 2023, our total indebtedness (gross of debt issuance cost and debt discount) was approximately $16.0 billion, our stockholders' equity was $11.9 billion and our cash and cash equivalents totaled $2.4 billion. In addition, as of September 30, 2023, we had approximately $3.9 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of September 30, 2023, we recorded operating lease liabilities of $1.5 billion, which represents our obligation to make lease payments under those lease arrangements.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In November 2022, we established an "at the market" equity offering program (the "2022 ATM Program") in the amount of $1.5 billion under which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of September 30, 2023, we had approximately $1.0 billion available for sale under the 2022 ATM Program. We have refreshed our ATM program in the past and expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 12 within the Condensed

Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM programs.
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

Various laws and governmental regulations, both in the U.S. and abroad, governing internet-related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission ("FCC") recently overturned network neutrality rules, which may result in material changes in the regulations and contribution regime affecting us and our customers. Furthermore, the U.S. Congress and state legislatures are reviewing and considering changes to the new FCC rules making the future of network neutrality uncertain. Changes to these laws and regulations could have a material adverse effect on us and our customers. We expect there may also be forthcoming regulation in areas of regulating the responsible use of artificial intelligence, such as the proposed EU Artificial Intelligence Act and the introduction of heightened measures to be adopted with respect to cybersecurity, data privacy, sustainability, taxation and data security, any of which could impact us and our customers.

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
We paid a quarterly distribution on September 20, 2023 and have declared a quarterly distribution to be paid on December 13, 2023. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, each of the following directors and/or officers adopted or terminated a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. All trading plans that were adopted during the period were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities. No director or officer adopted or terminated a "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(a) of Regulation S-K.

Name and Title	Date	Action	Expiration Date	Total Shares to be Sold
Scott Crenshaw, Executive Vice President and General Manager, Digital Services	August 31, 2023	Adoption	September 5, 2024	See footnote (1)
Jonathan Lin, Executive Vice President and General Manager, Data Center Services	August 25, 2023	Adoption	April 30, 2024	See footnote (2)
Simon Miller, Chief Accounting Officer	September 6, 2023	Adoption	April 30, 2024	See footnote (3)
Christopher Paisley, Director	August 18, 2023	Adoption	August 18, 2024	600

(1)Mr. Crenshaw’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding and/or diversification purposes relating to awards totaling up to 7,299 shares on a grant-by-grant basis. The plan also includes any shares to be granted under the 2023 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(2)Mr. Lin’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding and/or diversification purposes relating to awards totaling up to 4,450 shares on a grant-by-grant basis. The plan also includes any shares to be granted under the 2023 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(3)Mr. Miller’s plan includes any shares to be granted under the 2023 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No. 2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No. 3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/13/2023	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	12/5/2017	4.1

4.3	Fourth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.2

4.4	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.3)

4.5	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.4

4.6	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.5)

4.7	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.6

4.8	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.7)	8-K	6/22/2020

4.9	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.2

4.10	Form of 1.250% Senior Note due 2025 (See Exhibit 4.9)

4.11	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.4

4.12	Form of 1.800% Senior Note due 2027 (See Exhibit 4.11)

4.13	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.6

4.14	Form of 2.150% Senior Note due 2030 (see Exhibit 4.13)

4.15	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.8

4.16	Form of 3.000% Senior Note due 2050 (See Exhibit 4.15)

4.17	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.2

4.18	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.17)

4.19	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.4

4.20	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.19)

4.21	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.6

4.22	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.21)

4.23	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.2

4.24	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.23)

4.25	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.4

4.26	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.25)

4.27	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.2

4.28	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.27)

4.29	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.4

4.30	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.29)

4.31	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.6

4.32	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.31)

4.33	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.8

4.34	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.33)

4.35	Twentieth Supplemental Indenture, dated as of April 5, 2022, between Equinix, Inc. and U.S. Bank Trust Company National Association, as Trustee.	8-K	4/5/2022	4.2

4.36	Form of 3.900% Senior Notes due 2032 (included in Exhibit 4.35)

4.37	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.38	Description of Securities	10-K	12/31/2022	4.38

4.39	Notes Purchase Agreement, dated February 7, 2023, and issued by Equinix Japan K.K. and Equinix, Inc. as Parent Guarantor.	10-Q	3/31/2023	4.39

4.40	Terms and Conditions of the Swiss Francs bonds due September 12, 2028, issued by Equinix Europe 1 Financing Corporation LLC and guaranteed by Equinix, Inc. as Guarantor.				X

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2021	10.2

10.3**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.4**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-K	12/31/2022	10.4
10.5**	2021 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.11

10.6**	2021 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.12

10.7**	2021 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.13

10.8**	2022 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.11

10.9**	2022 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.12

10.10**	2022 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.13

10.11**	2022 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2022	10.14

10.12**	2023 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.15

10.13**	2023 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.16

10.14**	2023 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.17

10.15**	2023 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2023	10.18

10.16	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

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

EQUINIX, INC.
Date: October 27, 2023
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

4.40	Terms and Conditions of the Swiss Francs bonds due September 12, 2028, issued by Equinix Europe 1 Financing Corporation LLC and guaranteed by Equinix, Inc. as Guarantor.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.