Form 10-Q
period 2024-03-31
EQUINIX INC
filed 2024-05-08
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of May 7, 2024 was 94,905,734.

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
•If we are unable to implement our evolving organizational structure, or if we are unable to recruit or retain key qualified personnel, our business could be harmed.
•The failure to obtain favorable terms when we renew our IBX data center leases, or the failure to renew such leases, could harm our business and results of operations.
•We depend on a number of third parties to provide internet connectivity to our IBX data centers; if connectivity is interrupted or terminated, our results of operations and cash flow could be materially and adversely affected.
•The use of high-power density equipment may limit our ability to fully utilize the space in our older IBX data centers.
•The development and use of artificial intelligence in the workplace presents risks and challenges that may adversely impact our business and operating results.
•We may be subject to securities class action and other litigation, which may harm our business and results of operations.
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
Risks Related to our Financial Results

•The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.
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
Risks Related to Environmental Laws and Climate Change Impact
•Environmental regulations may impose upon us new or unexpected costs.
•Our business may be adversely affected by physical risks related to climate change and our response to it.
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,527	$2,096
Accounts receivable, net of allowance of $17 and $17	1,079	1,004
Other current assets	561	468
Total current assets	3,167	3,568
Property, plant and equipment, net	18,511	18,601
Operating lease right-of-use assets	1,395	1,449
Goodwill	5,621	5,737
Intangible assets, net	1,624	1,705
Other assets	1,619	1,591
Total assets	$31,937	$32,651
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,077	$1,187
Accrued property, plant and equipment	321	398
Current portion of operating lease liabilities	136	131
Current portion of finance lease liabilities	165	138
Current portion of mortgage and loans payable	7	8
Current portion of senior notes	999	998
Other current liabilities	186	302
Total current liabilities	2,891	3,162
Operating lease liabilities, less current portion	1,280	1,331
Finance lease liabilities, less current portion	2,058	2,123
Mortgage and loans payable, less current portion	654	663
Senior notes, less current portion	11,978	12,062
Other liabilities	752	796
Total liabilities	19,613	20,137
Commitments and contingencies (Note 9)
Redeemable non-controlling interest	25	25
Common stockholders’ equity (shares in thousands):
Common stock, $0.001 par value per share: 300,000 shares authorized; 95,037 issued and 94,904 outstanding in 2024 and 94,630 issued and 94,479 outstanding in 2023	—	—
Additional paid-in capital	18,779	18,596
Treasury stock, at cost; 133 shares in 2024 and 151 shares in 2023	(50)	(56)
Accumulated dividends	(9,097)	(8,695)
Accumulated other comprehensive loss	(1,498)	(1,290)
Retained earnings	4,165	3,934
Total stockholders’ equity	12,299	12,489
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$31,937	$32,651
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Revenues	$2,127	$1,998
Costs and operating expenses:
Cost of revenues	1,091	1,006
Sales and marketing	226	210
General and administrative	444	395
Transaction costs	2	2
Loss on asset sales	—	1
Total costs and operating expenses	1,763	1,614
Income from operations	364	384
Interest income	24	19
Interest expense	(104)	(97)
Other income (expense)	(6)	8
Loss on debt extinguishment	(1)	—
Income before income taxes	277	314
Income tax expense	(46)	(55)
Net income	$231	$259
Earnings per share (“EPS”) attributable to common stockholders:
Basic EPS	$2.44	$2.78
Weighted-average shares for basic EPS (in thousands)	94,665	92,971
Diluted EPS	$2.43	$2.77
Weighted-average shares for diluted EPS (in thousands)	95,156	93,340
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Net income	$231	$259
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (“CTA”) gain (loss), net of tax effects of $0 and $0	(358)	157
Net investment hedge CTA gain (loss), net of tax effects of $0 and $0	130	(40)
Unrealized gain (loss) on cash flow hedges, net of tax effects of $(6) and $6	20	(13)
Total other comprehensive income (loss), net of tax	(208)	104
Comprehensive income, net of tax	$23	$363
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$231	$259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	474	405
Stock-based compensation	101	99
Amortization of intangible assets	52	52
Amortization of debt issuance costs and debt discounts	5	5
Provision for credit loss allowance	1	3
Loss on asset sales	—	1
Loss on debt extinguishment	1	—
Other items	4	4
Changes in operating assets and liabilities:
Accounts receivable	(85)	(54)
Income taxes, net	(9)	5
Other assets	(77)	—
Operating lease right-of-use assets	38	35
Operating lease liabilities	(32)	(34)
Accounts payable and accrued expenses	(56)	(73)
Other liabilities	(50)	(15)
Net cash provided by operating activities	598	692
Cash flows from investing activities:
Purchases of investments	(3)	(24)
Real estate acquisitions	(17)	(40)
Purchases of other property, plant and equipment	(707)	(530)
Proceeds from sale of assets, net of cash transferred	—	72
Net cash used in investing activities	(727)	(522)
Cash flows from financing activities:
Proceeds from employee equity programs	48	45
Payment of dividends	(412)	(326)
Proceeds from public offering of common stock, net of issuance costs	—	301
Proceeds from senior notes, net of debt discounts	—	565
Repayment of finance lease liabilities	(31)	(36)
Repayment of mortgage and loans payable	(2)	(3)
Debt issuance costs	—	(4)
Net cash provided by (used in) financing activities	(397)	542
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(40)	24
Net increase (decrease) in cash, cash equivalents and restricted cash	(566)	736
Cash, cash equivalents and restricted cash at beginning of period	2,096	1,908
Cash, cash equivalents and restricted cash at end of period	$1,530	$2,644

Cash and cash equivalents	$1,527	$2,643
Current portion of restricted cash included in other current assets	3	1
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$1,530	$2,644
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (collectively with its consolidated subsidiaries referred to as "Equinix," the "Company," "we," "our," or "us") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented.
Our condensed consolidated balance sheet data as of December 31, 2023 has been derived from audited consolidated financial statements as of that date. Our condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP"). For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Form 10-K as filed with the SEC on February 16, 2024. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.
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
Our effective tax rates were 16.6% and 17.6% for the three months ended March 31, 2024 and 2023, respectively.
Changes to Prior Period
We converted presentation of disclosures from thousands to millions in the first quarter of 2024. Certain rounding adjustments have been made to prior period disclosed amounts.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting ("Topic 280"): Improvements to Reportable Segment Disclosure. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and retrospective adoption required. We are currently evaluating the extent of the impact of this ASU on disclosures in our condensed consolidated financial statements.
In December 2023, FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024 and should be applied prospectively, with retrospective application and early adoption both permitted. We are currently evaluating the extent of the impact of this ASU on disclosures in our condensed consolidated financial statements.
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
Reference Rate Reform
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform ("Topic 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In addition, FASB issued ASU 2021-01, Reference Rate Reform ("Topic 848"), which clarifies the scope of Topic 848. Collectively, the guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2021-01 is effective upon issuance and ASU 2020-04 was effective for all entities as of March 12, 2020, and together remained effective through December 31, 2022. In December 2022, FASB issued ASU 2022-06, Reference Rate Reform ("Topic 848"): Deferral of the Sunset Date of Topic 848. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. We adopted these ASUs upon their respective issuances and resulted in no impact on our consolidated financial statements. We will evaluate our debt, derivative and lease contracts that may become eligible for modification relief and may apply the elections prospectively as needed.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2. Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2024	$1,004	$52	$86	$125	$154
Closing balances as of March 31, 2024	1,079	59	79	129	146
Increase (Decrease)	$75	$7	$(7)	$4	$(8)

(1) The net change in our allowance for credit losses was insignificant during the three months ended March 31, 2024.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the three months ended March 31, 2024 from the opening deferred revenue balance as of January 1, 2024 was $34 million.
Remaining performance obligations
As of March 31, 2024, approximately $10.0 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to five years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 70% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployments dates, contract modifications, renewals and/or terminations.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented ($ in millions except per share data; share data in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$231	$259

Weighted-average shares used to calculate basic EPS (in thousands)	94,665	92,971
Effect of dilutive securities (in thousands):
Employee equity awards	491	369
Weighted-average shares used to calculate diluted EPS (in thousands)	95,156	93,340

EPS attributable to common stockholders:
Basic EPS	$2.44	$2.78
Diluted EPS	$2.43	$2.77
We have excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 360 and 140 shares for the three months ended March 31, 2024 and 2023, respectively, because its effect would be anti-dilutive (in thousands).
4.    Equity Method Investments
We hold various equity method investments, primarily joint venture partnership arrangements, in order to invest in certain entities that are in line with our business development objectives, including the development and operation of xScale data centers. Some of these xScale joint ventures are classified as Variable Interest Entities ("VIEs"). The following table summarizes our equity method investments, which were included in other assets on the condensed consolidated balance sheets (in millions):

Investee	Ownership Percentage	March 31, 2024	December 31, 2023
EMEA 1 Joint Venture	20%	$144	$150
VIE Joint Ventures (1)	20%	300	308
Other	Various	10	10
Total		$454	$468

(1)Includes investments in xScale joint ventures in each of our three regions ("Asia-Pacific 1 Joint Venture", "Asia-Pacific 2 Joint Venture", "Asia-Pacific 3 Joint Venture", "EMEA 2 Joint Venture" and "AMER 1 Joint Venture"), which share a similar purpose, design and nature of assets.

Non-VIE Joint Venture
EMEA 1 Joint Venture
We invested in a joint venture in the form of a limited liability partnership to develop and operate xScale data centers in Europe (the "EMEA 1 Joint Venture"). The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the three months ended March 31, 2024 and 2023 and was included in other income (expense) on the condensed consolidated statement of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of March 31, 2024, we had future equity contribution commitments of $32 million.
VIE Joint Ventures
In March 2023, we invested in the AMER 1 Joint Venture. Upon formation of the joint venture, we sold the Mexico 3 ("MX3") data center in exchange for total consideration of $75 million. Consideration included $64 million of net cash proceeds, a 20% partnership interest in the AMER 1 Joint Venture with a fair value of $8 million, and $3 million of receivables. We recognized an insignificant loss on the sale of the MX3 data center.
The VIE Joint Ventures are considered VIEs because they do not have sufficient funds from operations to be self-sustaining. While we provide certain management services to their operations and earn fees for the performance of such services, the power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between us and our partners. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both Equinix and our partners. We concluded that neither party is deemed to have predominant control over the VIE Joint Ventures and neither party is considered to be the primary beneficiary. Our share of losses of equity method investments from these joint ventures were insignificant for the three months ended March 31, 2024 and 2023, respectively. These amounts were included in other income (expense) on the condensed consolidated statement of operations.
The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of March 31, 2024 (in millions):

VIE Joint Ventures
Equity Investment	$300
Outstanding Accounts Receivable	44
Contract Assets	56
Future Equity Contribution Commitments (1)	42
Maximum Future Payments under Debt Guarantees (2)	205
Total	$647

(1)The joint ventures' partners are required to make additional equity contributions proportionately upon certain occurrences, such as a shortfall in capital necessary to complete certain construction phases or make interest payments on their outstanding debt.
(2)In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with our guarantees covering 20% of all payments of principal and interest due under EMEA 2 Joint Venture's credit facility agreements. A portion of the guarantees related to our AMER 1 Joint Venture (see Note 9).
Joint Venture Related Party Transactions
We have lease arrangements and provide various services to the EMEA 1 Joint Venture and the VIE Joint Ventures (collectively, the "Joint Ventures") through multiple agreements, including sales and marketing, development management, facilities management, and asset management. These transactions are generally considered to have been negotiated at arm's length. The following table presents the revenues and expenses from these arrangements with the Joint Ventures in our condensed consolidated statements of operations (in millions):

		Three Months Ended March 31,
Related Party	Nature of Transaction	2024	2023
EMEA 1 Joint Venture	Revenues	$6	$7
EMEA 1 Joint Venture	Expenses (1)	4	2
VIE Joint Ventures (2)	Revenues	38	22

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(1)Balances primarily consist of rent expenses for a 15-year sub-lease agreement with the EMEA 1 Joint Venture for a London data center.
(2)Expenses from transactions with VIE Joint Ventures were insignificant for the three months ended March 31, 2024 and 2023.
We have also sold certain data center facilities to our Joint Ventures and recognized gains or losses on asset sales as described above.
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our condensed consolidated balance sheets (in millions):

	EMEA 1 Joint Venture		VIE Joint Ventures
Balance Sheet	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Accounts receivable, net	$26	$19	$44	$23
Other current assets (1)	11	19	52	43
Property, plant and equipment, net (2)	94	97	90	72
Operating lease right-of-use assets	2	2	2	2
Other assets (1)	—	—	14	21
Other current liabilities	5	9	6	6
Finance lease liabilities	109	111	93	75
Operating lease liabilities	2	2	2	2
Other liabilities (3)	49	50	—	—

(1)The balance primarily relates to contract assets and other receivables.
(2)The balance relates to finance lease right-of-use assets.
(3)The balance primarily relates to the obligation to pay for future construction for certain sites sold as a part of the EMEA 1 Joint Venture transaction.
5.    Derivatives and Hedging Instruments
Derivatives Designated as Hedging Instruments
Net Investment Hedges
Foreign Currency Debt. We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of March 31, 2024 and December 31, 2023, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $423 million and $1.5 billion, respectively.
Foreign Currency Forward Contracts. From time to time, we use foreign currency forward contracts, which are designated as net investment hedges, to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Cross-currency Interest Rate Swaps. We also utilize cross-currency interest rate swaps, designated as net investment hedges, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries.
The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 was as follows (in millions):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended March 31,
		2024	2023
Foreign currency debt		$29	$(24)
Foreign currency forward contracts (included component) (1)		27	(1)
Foreign currency forward contracts (excluded component) (2)		—	1
Cross-currency interest rate swaps (included component) (1)		76	(40)
Cross-currency interest rate swaps (excluded component) (3)		(2)	24
Total		$130	$(40)

Amount of gain or (loss) recognized in earnings:
		Three Months Ended March 31,
	Location of gain (loss)	2024	2023
Foreign currency forward contracts (excluded component) (2)	Interest expense	$2	$—
Cross-currency interest rate swaps (excluded component) (3)	Interest expense	8	12
Total		$10	$12

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents foreign currency forward points.
(3)Excluded component represents cross-currency basis spread and interest rates.
Cash Flow Hedges
Foreign Currency Forward and Option Contracts. We hedge our foreign currency transaction exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and foreign currencies, primarily the British Pound and the Euro. The foreign currency forward and option contracts that we use to hedge this exposure are designated as cash flow hedges.
We enter into intercompany hedging instruments ("intercompany derivatives") with our wholly-owned subsidiaries in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. Dollar. Simultaneously, we enter into derivative contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives.
As of March 31, 2024, our foreign currency cash flow hedge instruments had maturity dates ranging from April 2024 to December 2025 and we had a net gain of $10 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months. As of December 31, 2023, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2024 to December 2025 and we had a net loss of $7 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Cross-currency Interest Rate Swaps. We also use cross-currency swaps, which are designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated debt.
Interest Rate Locks. We hedge the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of both March 31, 2024 and December 31, 2023, we had no interest rate locks outstanding. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of both March 31, 2024 and December 31, 2023, we had an insignificant net gain recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.
The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 was as follows (in millions):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended March 31,
		2024	2023
Foreign currency forward and option contracts (included component) (1)		$27	$(13)
Cross-currency interest rate swaps		(2)	(2)
Interest rate locks		1	(4)
Total		$26	$(19)

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended March 31,
	Location of gain (loss)	2024	2023
Foreign currency forward contracts	Revenues	$(3)	$12
Foreign currency forward contracts	Costs and operating expenses	2	(3)
Total		$(1)	$9

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
Cross-currency Interest Rate Swaps. We may, from time to time, elect to de-designate a portion of our cross-currency interest rate swaps previously designated as net investment hedges. Gains and losses subsequent to the de-designation will be recognized in earnings to offset remeasurement gains and losses from foreign currency monetary assets and liabilities.
The following table presents the effect of derivatives not designated as hedging instruments in our condensed consolidated statements of operations (in millions):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended March 31,
	Location of gain (loss)	2024	2023
Foreign currency forward contracts	Other income (expense)	76	11
Total		$76	$11
Notional Amounts of Derivative Instruments
The notional amounts of our outstanding derivative instruments as of March 31, 2024 and December 31, 2023 were as follows (in millions):

	March 31, 2024	December 31, 2023
Designated as hedging instruments:
Net investment hedges
Foreign currency forward contracts	$1,004	$887
Cross-currency interest rate swaps	3,121	3,121
Cash flow hedges
Foreign currency forward and option contracts	1,187	1,154
Cross-currency interest rate swaps	280	280
Total designated as hedging	5,592	5,442

Not designated as hedging instruments:
Foreign currency forward contracts	2,736	3,053
Cross-currency interest rate swaps	661	1,061
Total not designated as hedging	3,397	4,114
Total Derivatives	$8,989	$9,556

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets, excluding accrued interest, as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024		December 31, 2023
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Net investment hedges
Foreign currency forward contracts	$19	$2	$3	$17
Cross-currency interest rate swaps	209	—	132	—
Cash flow hedges
Foreign currency forward and option contracts	15	2	2	14
Cross-currency interest rate swaps	33	—	36	—
Total designated as hedging	276	4	173	31

Not designated as hedging instruments:
Foreign currency forward contracts	23	3	4	70
Cross-currency interest rate swaps	79	13	80	—
Total not designated as hedging	102	16	84	70
Total Derivatives	$378	$20	$257	$101

(1)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(2)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements, inclusive of accrued interest, as of March 31, 2024 and December 31, 2023 (in millions):

	Gross Amounts Offset in Condensed Consolidated Balance Sheets
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
March 31, 2024
Derivative assets	$394	$—	$394	$(29)	$365
Derivative liabilities	31	—	31	(29)	2

December 31, 2023
Derivative assets	$282	$—	$282	$(56)	$226
Derivative liabilities	112	—	112	(56)	56

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
6.    Fair Value Measurements
We perform fair value measurements in accordance with ASC 820, Fair Value Measurement, which establishes three levels of inputs that we use to measure fair value:
•Level 1: quoted prices in active markets for identical assets or liabilities.
•Level 2: observable inputs (e.g., spot rates and other data from the third-party pricing vendors for our derivative instruments, credit rating and current prices of similar debt instruments that are publicly traded for our debt instruments) other than quoted market prices included within Level 1 that are observable, either directly or indirectly, for the assets or liabilities.
•Level 3: unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.
The fair value of certain financial assets and liabilities as of March 31, 2024 and December 31, 2023 were as follows (in millions):

	March 31, 2024			December 31, 2023
	Fair Value	Fair Value Measurement Using		Fair Value	Fair Value Measurement Using
		Level 1	Level 2		Level 1	Level 2
Assets:
Money market and deposit accounts (1)	$1,006	$1,006	$—	$1,604	$1,604	$—
Derivative instruments (2)	378	—	378	257	—	257
Total	$1,384	$1,006	$378	$1,861	$1,604	$257
Liabilities:
Derivative instruments (2)	$20	$—	$20	$101	$—	$101
Mortgage and loans payable (3)	672	—	672	684	—	684
Senior notes (3)	11,454	10,935	519	11,740	11,166	574
Total	$12,146	$10,935	$1,211	$12,525	$11,166	$1,359

(1)Amounts are included within cash and cash equivalents in the condensed consolidated balance sheets, and are measured at fair value.
(2)Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the condensed consolidated balance sheets, and are measured at fair value. Refer to Note 5.
(3)Amounts include current and non-current portions and are measured at amortized cost. Refer to Note 8.
We did not have any significant Level 3 financial assets or financial liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
7.    Leases
There were no significant lease transactions during the three months ended March 31, 2024.
Lease Expenses
The components of lease expenses are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Finance lease cost
Amortization of right-of-use assets (1)	$48	$43
Interest on lease liabilities	28	28
Total finance lease cost	76	71

Operating lease cost	56	53
Variable lease cost	16	13
Total lease cost	$148	$137

(1)    Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.
Other Information
Other information related to leases is as follows (in millions, except years and percent):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$26	$27
Operating cash flows from operating leases	50	52
Financing cash flows from finance leases	31	36

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$30	$—
Operating leases	4	5

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term - finance leases (2)	14 years	14 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	5%	5%
Finance lease right-of-use assets (3)	$2,136	$2,184

(1) Represents all non-cash changes in right-of-use assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of March 31, 2024 and December 31, 2023, we recorded accumulated amortization of finance lease right-of-use assets of $889 million and $870 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturities of Lease Liabilities
Maturities of lease liabilities as of March 31, 2024 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2024 (9 months remaining)	$143	$188	$331
2025	203	281	484
2026	195	245	440
2027	176	250	426
2028	150	238	388
Thereafter	1,075	2,077	3,152
Total lease payments	1,942	3,279	5,221
Less imputed interest	(526)	(1,056)	(1,582)
Total	$1,416	$2,223	$3,639
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of March 31, 2024. These leases will commence between year 2024 and 2026, with lease terms of 3 to 33 years and total lease commitments of approximately $533 million.
8.    Debt Facilities
Mortgage and Loans Payable
As of March 31, 2024 and December 31, 2023, our mortgage and loans payable consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Term loans	$635	$643
Mortgage payable and other loans payable	27	29
	662	672
Less amount representing unamortized debt issuance costs and debt discounts	(1)	(1)
	661	671
Less current portion	(7)	(8)
Total	$654	$663
Senior Credit Facility and Refinancing
In 2022, we entered into a credit agreement (the "2022 Credit Agreement") with a group of lenders for a senior unsecured credit facility, comprised of a $4.0 billion senior unsecured multicurrency revolving credit facility (the "2022 Revolving Facility") and a £500 million senior unsecured term loan facility (the "2022 Term Loan Facility" and, together with the 2022 Revolving Facility, collectively, the "2022 Credit Facilities"). The total debt issuance costs for the 2022 Revolving Facility and 2022 Term Loan Facility are $7 million and $1 million, respectively. We borrowed the full £500 million available under the 2022 Term Loan Facility, or approximately $677 million at the exchange rate in effect on that date.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
As of March 31, 2024 and December 31, 2023, the total amounts outstanding under the 2022 Term Loan Facility, net of debt issuance costs, were $630 million and $636 million, respectively.
As of March 31, 2024, we had 45 irrevocable letters of credit totaling $82 million issued and outstanding under the 2022 Revolving Facility, with approximately $3.9 billion remaining available to borrow under the 2022 Revolving Facility. As of both March 31, 2024 and December 31, 2023, unamortized debt issuance costs for the 2022 Revolving Facility of $5 million were presented in other assets in the condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
As of March 31, 2024 and December 31, 2023, our senior notes consisted of the following (in millions):

	March 31, 2024		December 31, 2023
	Amount	Effective Rate	Amount	Effective Rate
2.625% Senior Notes due 2024	$1,000	2.79%	$1,000	2.79%
1.250% Senior Notes due 2025	500	1.46%	500	1.46%
1.000% Senior Notes due 2025	700	1.18%	700	1.18%
2.900% Senior Notes due 2026	600	3.04%	600	3.04%
1.450% Senior Notes due 2026	700	1.64%	700	1.64%
0.250% Euro Senior Notes due 2027	540	0.45%	552	0.45%
1.800% Senior Notes due 2027	500	1.96%	500	1.96%
1.550% Senior Notes due 2028	650	1.67%	650	1.67%
2.000% Senior Notes due 2028	400	2.21%	400	2.21%
2.875% Swiss Franc Senior Notes due 2028	333	3.05%	357	3.05%
3.200% Senior Notes due 2029	1,200	3.30%	1,200	3.30%
2.150% Senior Notes due 2030	1,100	2.27%	1,100	2.27%
2.500% Senior Notes due 2031	1,000	2.65%	1,000	2.65%
3.900% Senior Notes due 2032	1,200	4.07%	1,200	4.07%
1.000% Euro Senior Notes due 2033	646	1.18%	662	1.18%
2.000% Japanese Yen Senior Notes Series A due 2035	249	2.07%	267	2.07%
2.130% Japanese Yen Senior Notes Series C due 2035	98	2.20%	105	2.20%
2.370% Japanese Yen Senior Notes Series B due 2043	68	2.42%	72	2.42%
2.570% Japanese Yen Senior Notes Series D due 2043	30	2.62%	32	2.62%
2.570% Japanese Yen Senior Notes Series E due 2043	66	2.62%	71	2.62%
3.000% Senior Notes due 2050	500	3.09%	500	3.09%
2.950% Senior Notes due 2051	500	3.00%	500	3.00%
3.400% Senior Notes due 2052	500	3.50%	500	3.50%
	13,080		13,168
Less amount representing unamortized debt issuance costs and debt discounts	(103)		(108)
	12,977		13,060
Less current portion	(999)		(998)
Total	$11,978		$12,062
2.000% Japanese Yen Senior Notes Series A due 2035, 2.370% Japanese Yen Senior Notes Series B due 2043, 2.130% Japanese Yen Senior Notes Series C due 2035, 2.570% Japanese Yen Senior Notes Series D due 2043 and 2.570% Japanese Yen Senior Notes Series E due 2043 (collectively, the "Japanese Yen Senior Notes")
On February 16, 2023, we issued ¥10.0 billion, or approximately $75 million in U.S. dollars, at the exchange rate in effect on that date, aggregate principal amount of 2.570% senior notes due March 8, 2043.
On March 8, 2023, and at the exchange rate in effect on that date, we issued ¥37.7 billion, or approximately $275 million in U.S. dollars, aggregate principal amount of 2.000% senior notes due March 8, 2035, ¥10.2 billion, or approximately $75 million in U.S. dollars, aggregate principal amount of 2.370% senior notes due March 8, 2043, ¥14.8 billion, or approximately $108 million in U.S. dollars, aggregate principal amount of 2.130% senior notes due March 8, 2035 and ¥4.6 billion, or approximately $34 million in U.S. dollars, aggregate principal amount of 2.570% senior notes due March 8, 2043.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Interest on the notes is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2023. Total debt issuance costs related to the Japanese Yen Senior Notes were $4 million.
2.875% Swiss Franc Senior Notes due 2028
On September 12, 2023, we issued CHF300 million, or approximately $337 million in U.S. dollars, at the exchange rate in effect on that date, aggregate principal amount of 2.875% senior notes due September 12, 2028 (the "2028 CHF Notes"). Interest on the notes is payable annually in arrears on September 12 of each year, commencing on September 12, 2024. Total debt issuance costs related to the 2028 CHF Notes were $3 million.
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of March 31, 2024 (in millions):

Years ending:
2024 (9 months remaining)	$1,005
2025	1,206
2026	1,306
2027	1,675
2028	1,387
Thereafter	7,163
Total	$13,742
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Interest expense	$104	$97
Interest capitalized	9	6
Interest charges incurred	$113	$103
Total interest paid in cash, net of capitalized interest, during the three months ended March 31, 2024 and 2023 was $92 million and $98 million, respectively.
9.    Commitments and Contingencies
Purchase Commitments
As a result of our various IBX data center expansion projects, as of March 31, 2024, we were contractually committed for approximately $2.1 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of March 31, 2024, such as commitments to purchase power in select locations through the remainder of 2024 and thereafter, and other open purchase orders for goods, or services to be delivered or provided during the remainder of 2024 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.7 billion as of March 31, 2024. For further information on our equity method investments contribution commitments and lease commitments, see Note 4 and Note 7, respectively, above.
Contingent Liabilities
We estimate our exposure on certain liabilities, such as indirect and property taxes, based on the best information available at the time of determination. With respect to real and personal property taxes, we record what

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
Our indirect and property tax filings in various jurisdictions are subject to examination by local tax authorities. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of further changes to the tax laws and interpretations thereof. For example, we are currently undergoing several indirect tax audits and appealing tentative assessments in Brazil. The final settlement of the audits and the outcomes of the appeals are uncertain and may not be resolved in our favor. We regularly assess the likelihood of adverse outcomes resulting from these examinations and appeals that would affect the adequacy of our tax accruals for each of the reporting periods. If any issues arising from the tax examinations and appeals are resolved in a manner inconsistent with our expectations, the revision of the estimates of the potential or actual liabilities could materially impact our financial position, results of operations, or cash flows.
From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. Contingent liabilities are accrued when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
On March 20, 2024, the Company received a subpoena from the U.S. Attorney’s Office for the Northern District of California. On April 30, 2024, the Company received a subpoena from the Securities and Exchange Commission. The Company is cooperating fully with both government agencies.
On May 2, 2024, a putative stockholder class action was filed against the Company and certain of our officers in the United States District Court for the Northern District of California. The named plaintiff alleges violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5, and Section 20(a) of the Exchange Act, on the basis that the defendants allegedly made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified damages, attorneys' fees, other expenses and costs. We intend to defend the lawsuit.
These matters are subject to uncertainties, and we cannot predict the outcome, nor reasonably estimate a range of loss or penalties, if any, relating to these matters.
In the opinion of management, there are no other pending claims for which the outcome is expected to result in a material adverse effect in the financial position, results of operations or cash flows.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2024.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection with matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of March 31, 2024.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of March 31, 2024.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. While we have purchased insurance that could limit our exposure, our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of March 31, 2024.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into credit facility agreements with a group of lenders under which it could borrow up to approximately $1.4 billion in total at the exchange rate in effect on March 31, 2024, with such facilities maturing in 2025 and 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with guarantees covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under these credit facilities, up to a limit of $295 million in total at the exchange rate in effect on March 31, 2024. As of March 31, 2024, the maximum potential amount of our future payments under these guarantees was approximately $205 million, at the exchange rates in effect on that date. We and our co-investor entered into an ancillary agreement to allocate funding under the credit facility agreement for use by our AMER 1 Joint Venture. As of March 31, 2024, $9 million of the guarantees related to the AMER 1 Joint Venture. Our estimated fair value of these guarantees is minimal as the likelihood of making a payout under the guarantees is remote.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
10.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three months ended March 31, 2024 and 2023 ($ in millions except per share data; share data in thousands):

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Total Common Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	94,630	$—	(151)	$(56)	$18,596	$(8,695)	$(1,290)	$3,934	$12,489
Net income	—	—	—	—	—	—	—	231	231
Other comprehensive loss	—	—	—	—	—	—	(208)	—	(208)
Issuance of common stock and release of treasury stock for employee equity awards	407	—	18	6	42	—	—	—	48
Dividend distribution on common stock, $4.26 per share	—	—	—	—	—	(402)	—	—	(402)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	1	—	—	1
Stock-based compensation, net of estimated forfeitures	—	—	—	—	141	—	—	—	141
Balance as of March 31, 2024	95,037	$—	(133)	$(50)	$18,779	$(9,097)	$(1,498)	$4,165	$12,299

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Total Common Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	92,814	$—	(193)	$(72)	$17,320	$(7,318)	$(1,389)	$2,965	$11,506
Net income	—	—	—	—	—	—	—	259	259
Other comprehensive income	—	—	—	—	—	—	104	—	104
Issuance of common stock and release of treasury stock for employee equity awards	420	—	16	6	38	—	—	—	44
Issuance of common stock under ATM Program	458	—	—	—	301	—	—	—	301
Dividend distribution on common stock, $3.41 per share	—	—	—	—	—	(319)	—	—	(319)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	136	—	—	—	136
Balance as of March 31, 2023	93,692	$—	(177)	$(66)	$17,795	$(7,639)	$(1,285)	$3,224	$12,029

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by component are as follows (in millions):

	Balance as of December 31, 2023	Net Change	Balance as of March 31, 2024
Foreign currency translation adjustment (“CTA”) loss	$(1,588)	$(358)	$(1,946)
Unrealized gain on cash flow hedges (1)	15	20	35
Net investment hedge CTA gain (1)	284	130	414
Net actuarial loss on defined benefit plans (2)	(1)	—	(1)
Total accumulated other comprehensive loss	$(1,290)	$(208)	$(1,498)

(1)Refer to Note 5 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plans are mandated by law. We do not have any defined benefit plans in any other countries.
Changes in foreign currencies can have a significant impact to our condensed consolidated balance sheets (as evidenced above in our foreign currency translation loss), as well as its condensed consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of March 31, 2024, the U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2023. Because of this, the U.S. Dollar had an overall unfavorable impact on our condensed consolidated financial position because the foreign denominations translated into fewer U.S. Dollars as evidenced by an increase in foreign currency translation loss for the three months ended March 31, 2024 as reflected in the above table. The volatility of the U.S. Dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Activity under the 2020 and 2022 ATM Programs is summarized as follows ($ in millions except per share data; shares in thousands):

	Contractual Maturity Dates	Execution Date	Number of Shares (1)	Weighted Average Price per Share (2)	Settlement Value (2)
Outstanding, December 31, 2022	February 2023 to November 2023		458	$657.75	$302
Forward Sale Agreements Executed	February 2024 to December 2024	May 2023 to December 2023	1,208	767.12	926
Forward Sale Shares Physically Settled	February 2023 to March 2024	February 2023 to November 2023	(1,023)	718.59	735
Outstanding, December 31, 2023	November 2024		643	$776.23	$499
Outstanding, March 31, 2024	November 2024		643	$781.33	$502

(1)For agreements settled, the amount represents the actual number of shares issued. For agreements executed and outstanding, the amount represents the number of shares that we would issue upon physical settlement. As of March 31, 2024, the maximum number of shares that could be required to be issued to net share settle the outstanding agreements was 1,287 (in thousands).
(2)For agreements settled, the value represents the actual weighted average settlement value, net of payment of commissions to sales agents and other offering expenses. For agreements executed and outstanding, the value represents the forward amount that we would receive upon physical settlement as of that date and will be subject to adjustments for a discount rate factor equal to a specified benchmark rate less a spread minus scheduled dividends during the terms of the agreements.
As of March 31, 2024, we had approximately $470 million of common stock available for sale under the 2022 ATM Program.
Stock-Based Compensation
For the three months ended March 31, 2024, the Talent, Culture and Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, granted an aggregate of 681 restricted stock units ("RSUs") to certain employees, including executive officers (in thousands). These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $896.09 per share and a weighted-average requisite service period of 3.62 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues, adjusted funds from operations ("AFFO") per share and digital services revenues as the performance measurements in the RSUs with both service and performance conditions that were granted in the three months ended March 31, 2024.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total stockholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the three months ended March 31, 2024. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2024 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$13	$11
Sales and marketing	21	20
General and administrative	67	68
Total	$101	$99

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Redeemable Non-controlling Interest
On April 3, 2023, we issued additional shares in our Indonesian operating entity to a third party investor for $25 million, which resulted in the third party investor owning a 25% interest in the entity.
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
Under the terms of the stockholders’ agreement, the investor may put its 25% ownership stake in the entity to us for a maximum exercise price of $25 million, subject to certain contingent conditions. Accordingly, we present the investor’s contingently redeemable non-controlling interest ("NCI") outside of permanent equity at the higher of its maximum redemption amount of $25 million and its balance after attribution of gains and losses in the condensed consolidated balance sheets. There were no changes in the carrying value of the redeemable NCI for the three months ended March 31, 2024.
As of March 31, 2024, the carrying value of the assets and liabilities of the Indonesian VIE, which were included in other assets and other liabilities on the condensed consolidated balance sheets were $34 million and $7 million, respectively.
The income and losses attributable to us as well as to the redeemable NCI from the Indonesian VIE were insignificant for the three months ended March 31, 2024.
11.    Segment Information
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
The following tables present revenue information disaggregated by product lines and geographic areas, (in millions):

	Three Months Ended March 31, 2024
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$607	$549	$334	$1,490
Interconnection	215	83	70	368
Managed infrastructure	66	35	17	118
Other (1)	6	24	4	34
Recurring revenues	894	691	425	2,010
Non-recurring revenues	45	36	36	117
Total	$939	$727	$461	$2,127

(1) Includes some leasing and hedging activities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31, 2023
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$573	$516	$319	$1,408
Interconnection	199	73	65	337
Managed infrastructure	61	31	19	111
Other (1)	5	25	4	34
Recurring revenues	838	645	407	1,890
Non-recurring revenues	44	46	18	108
Total	$882	$691	$425	$1,998

(1) Includes some leasing and hedging activities.
Total revenues attributed to the U.S. were $795 million and $753 million during the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024, we derived revenues of $218 million from the United Kingdom, which is the only country outside of the U.S. from which we derived revenues that exceeded 10% of our total revenues. There was no country outside of the U.S. from which we derived revenues that exceeded 10% of revenues for the three months ended March 31, 2023. No single customer accounted for 10% or greater of our accounts receivable or revenues for the three months ended March 31, 2024 and 2023.
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in millions):

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA:
Americas	$409	$405
EMEA	328	327
Asia-Pacific	255	213
Total adjusted EBITDA	992	945
Depreciation, amortization and accretion expense	(525)	(459)
Stock-based compensation expense	(101)	(99)
Transaction costs	(2)	(2)
Loss on asset sales	—	(1)
Interest income	24	19
Interest expense	(104)	(97)
Other income (expense)	(6)	8
Loss on debt extinguishment	(1)	—
Income before income taxes	$277	$314

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
 We also provide the following segment disclosures related to our operations as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Depreciation and amortization:
Americas	$307	$245
EMEA	132	124
Asia-Pacific	87	88
Total	$526	$457
Capital expenditures:
Americas	$425	$301
EMEA	191	146
Asia-Pacific	91	83
Total	$707	$530
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are located in the following geographic areas (in millions):

	March 31, 2024	December 31, 2023
Americas	$8,722	$8,611
EMEA	6,195	6,321
Asia-Pacific	3,594	3,669
Total property, plant and equipment, net	$18,511	$18,601

Americas	$409	$421
EMEA	353	368
Asia-Pacific	633	660
Total operating lease right-of-use assets	$1,395	$1,449
12.    Subsequent Events
AMER 2 Joint Venture
On April 10, 2024, we executed an agreement to form a joint venture in the form of a limited liability partnership to develop and operate an xScale data center in the Americas region (the “AMER 2 Joint Venture”). At closing, our partner contributed $102 million of cash in exchange for an 80% partnership interest in the AMER 2 Joint Venture. We contributed the assets and liabilities of the Silicon Valley 12 (“SV12”) data center site in exchange for a 20% partnership interest in the AMER 2 Joint Venture and cash proceeds. In connection with the transaction, we also entered into a loan agreement with the AMER 2 Joint Venture, as a lender, with an aggregate commitment of $392 million of which $196 million was drawn at closing.
Declaration of dividends
On May 8, 2024, we declared a quarterly cash dividend of $4.26 per share, which is payable on June 19, 2024 to our common stockholders of record as of the close of business on May 22, 2024.

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance-Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge solutions platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 260 IBXs, including 17 xScale data centers and the MC1 data center that are held in unconsolidated joint ventures, across 71 markets around the world. We offer the following solutions:
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
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 79% and 82%, as of March 31, 2024 and 2023, respectively. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows.
To serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers, we have entered into joint venture partnership arrangements across our Americas, EMEA and Asia-Pacific regions to develop and operate xScale data centers.
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

Revenue:
Our business is primarily based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length, and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three months ended March 31, 2024 and 2023. Our 50 largest customers accounted for approximately 37% of our recurring revenues for the three months ended March 31, 2024 and 2023.
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

Taxation as a REIT:
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of March 31, 2024, our REIT structure included a majority of our data center operations in the Americas and EMEA regions, as well as the data center operations in Japan, Singapore, and Malaysia. Our data center operations in other jurisdictions are operated as TRSs. We have also included our share of the assets in xScale joint ventures (with the exception of Korea) in our REIT structure.
As a REIT, we generally are permitted to deduct from our U.S. federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to U.S. federal income taxes at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT compliant is subject to U.S. federal and state corporate income taxes, as applicable. Likewise, our foreign subsidiaries continue to be subject to local income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries ("QRSs"). We are also subject to a separate U.S. federal corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset held by us or a QRS following the liquidation or other conversion of a former TRS). This built-in-gain tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. In addition, should we recognize any gain from "prohibited transactions," we will be subject to tax on this gain at a 100% rate. "Prohibited transactions," for this purpose, are defined as dispositions of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors. If we fail to remain qualified for U.S. federal income taxation as a REIT, we will be subject to U.S. federal income taxes at regular corporate income tax rates. Even if we remain qualified for U.S. federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs, many states do not completely follow federal rules, and some may not follow them at all.
We continue to monitor our REIT compliance in order to maintain our qualification for U.S. federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
On March 20, 2024, we paid a quarterly cash dividend of $4.26 per share. On May 8, 2024, we declared a quarterly cash dividend of $4.26 per share, payable on June 19, 2024, to our common stockholders of record as of the close of business on May 22, 2024. We expect all of our 2024 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2024.
Results of Operations
In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in results of operations with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.

Three Months Ended March 31, 2024 and 2023
Revenues. Our revenues for the three months ended March 31, 2024 and 2023 were generated from the following revenue classifications and geographic regions ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$894	42%	$838	43%	$56	7%	6%
Non-recurring revenues	45	2%	44	2%	1	2%	2%
	939	44%	882	45%	57	6%	6%
EMEA:
Recurring revenues	691	32%	645	32%	46	7%	8%
Non-recurring revenues	36	2%	46	2%	(10)	(22)%	(24)%
	727	34%	691	34%	36	5%	6%
Asia-Pacific:
Recurring revenues	425	20%	407	20%	18	4%	8%
Non-recurring revenues	36	2%	18	1%	18	100%	112%
	461	22%	425	21%	36	8%	12%
Total:
Recurring revenues	2,010	94%	1,890	95%	120	6%	7%
Non-recurring revenues	117	6%	108	5%	9	8%	9%
	$2,127	100%	$1,998	100%	$129	6%	7%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Revenues
(in millions)
Americas Revenues. During the three months ended March 31, 2024, Americas revenues increased by $57 million or 6% (and also 6% on a constant currency basis). Growth in Americas revenues was primarily due to:

•approximately $17 million of incremental revenues generated from IBX data centers which opened within the twelve months ended March 31, 2024; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended March 31, 2024, EMEA revenues increased by $36 million or 5% (6% on a constant currency basis). Growth in EMEA revenues was primarily due to an increase in orders from both our existing customers and new customers during the period.
Asia-Pacific Revenues. During the three months ended March 31, 2024, Asia-Pacific revenues increased by $36 million or 8% (12% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•$20 million of incremental revenues from non-recurring services provided to our joint ventures; and
•an increase in orders from both our existing customers and new customers during the period.
Cost of Revenues. Our cost of revenues for the three months ended March 31, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$441	40%	$386	39%	$55	14%	14%
EMEA	426	39%	384	38%	42	11%	10%
Asia-Pacific	224	21%	236	23%	(12)	(5)%	(2)%
Total	$1,091	100%	$1,006	100%	$85	8%	9%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended March 31, 2024, Americas cost of revenues increased by $55 million or 14% (and also 14% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$30 million of higher depreciation driven by IBX data center expansions and acceleration of depreciation expense for certain assets with shortened useful lives; and
•$10 million of higher compensation costs including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
EMEA Cost of Revenues. During the three months ended March 31, 2024, EMEA cost of revenues increased by $42 million or 11% (10% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to higher utilities costs as a result of increases in power costs and higher utility usage in Germany, the Netherlands and the United Kingdom.

In addition to the increased utilities costs, the increase in EMEA cost of revenues was further driven by $8 million of higher depreciation expense driven by IBX data center expansions and acceleration of depreciation expense for certain assets with shortened useful lives.
Asia-Pacific Cost of Revenues. During the three months ended March 31, 2024, Asia-Pacific cost of revenues decreased by $12 million or 5% (2% on a constant currency basis). The decrease in our Asia-Pacific cost of revenues was primarily due to lower utilities costs, primarily driven by decreases in power costs and lower utility usage in Hong Kong, Japan, and Singapore.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2024 and 2023 by geographic regions were as follows ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$151	67%	$137	65%	$14	10%	9%
EMEA	47	21%	48	23%	(1)	(2)%	(2)%
Asia-Pacific	28	12%	25	12%	3	12%	17%
Total	$226	100%	$210	100%	$16	8%	8%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the three months ended March 31, 2024, Americas sales and marketing expense increased by $14 million or 10% (9% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to an increase in employee events and compensation costs including salaries, bonuses and stock-based compensation, attributable to headcount growth.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to continue to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2024 and 2023 by geographic regions were as follows ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$308	69%	$266	68%	$42	16%	16%
EMEA	80	18%	76	19%	4	5%	6%
Asia-Pacific	56	13%	53	13%	3	6%	8%
Total	$444	100%	$395	100%	$49	12%	13%
 General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended March 31, 2024, Americas general and administrative expenses increased by $42 million or 16% (and also 16% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$31 million of higher depreciation expenses associated with back-office systems to support the growth of our business and acceleration of depreciation expense for certain assets with shortened useful lives; and
•$7 million of higher office expenses primarily due to additional software and support services.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
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
Transaction Costs. During the three months ended March 31, 2024 and 2022, we did not record a significant amount of transaction costs.
Gain or Loss on Asset Sales. During the three months ended March 31, 2024 and 2022, we did not record a significant amount of gain or loss on asset sales.

Income from Operations. Our income from operations for the three months ended March 31, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$37	10%	$89	23%	$(52)	(58)%	(59)%
EMEA	173	48%	184	48%	(11)	(6)%	(2)%
Asia-Pacific	154	42%	111	29%	43	39%	43%
Total	$364	100%	$384	100%	$(20)	(5)%	(2)%
Americas Income from Operations. During the three months ended March 31, 2024, Americas income from operations decreased by $52 million or 58% (59% on a constant currency basis), primarily due to higher compensation costs and depreciation expense, partially offset by higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
EMEA Income from Operations. During the three months ended March 31, 2024, EMEA income from operations decreased by $11 million or 6% (2% on a constant currency basis), primarily due to higher utilities costs and depreciation expense, partially offset by higher revenues as a result of organic growth, as described above.
Asia-Pacific Income from Operations. During the three months ended March 31, 2024, Asia-Pacific income from operations increased by $43 million or 39% (43% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures and organic growth, as described above.
Interest Income. Interest income was $24 million, with an annualized yield of 5.37%, for the three months ended March 31, 2024 and was $19 million, with an annualized yield of 3.41%, for the three months ended March 31, 2023.
Interest Expense. Interest expense increased to $104 million for the three months ended March 31, 2024 from $97 million for the three months ended March 31, 2023, primarily due to the issuance of 2.875% Swiss Franc Senior Notes due 2028 in the third quarter of 2023 and an increase in the variable rate of our GBP term loan. During the three months ended March 31, 2024 and 2023, we capitalized $9 million and $6 million, respectively, of interest expense to construction in progress. See Note 8 within the Condensed Consolidated Financial Statements.
Other Income or Expense. We did not record a significant amount of other income or expense during the three months ended March 31, 2024 and 2023.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the three months ended March 31, 2024 and 2023.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2024 and 2023, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the three months ended March 31, 2024 and 2023.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the three months ended March 31, 2024 and 2023.
For the three months ended March 31, 2024 and 2023, we recorded $46 million and $55 million of income tax expense, respectively. Our effective tax rates were 16.6% and 17.6% for the three months ended March 31, 2024 and 2023, respectively.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended March 31, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$409	41%	$405	42%	$4	1%	1%
EMEA	328	33%	327	35%	1	—%	1%
Asia-Pacific	255	26%	213	23%	42	20%	25%
Total	$992	100%	$945	100%	$47	5%	6%
Americas Adjusted EBITDA. During the three months ended March 31, 2024, Americas adjusted EBITDA did not materially change during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
EMEA Adjusted EBITDA. During the three months ended March 31, 2024, EMEA adjusted EBITDA did not materially change during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Asia-Pacific Adjusted EBITDA. During the three months ended March 31, 2024, Asia-Pacific adjusted EBITDA increased by $42 million or 20% (25% increase on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures and organic growth, as described above.
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
In addition, in presenting adjusted EBITDA and AFFO, we exclude amortization expense related to acquired intangible assets. Amortization expense is significantly affected by the timing and magnitude of our acquisitions and these charges may vary in amount from period to period. We exclude amortization expense to facilitate a more meaningful evaluation of our current operating performance and comparisons to our prior periods. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We also exclude restructuring charges. Restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges generally related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of assets are not recoverable. We also exclude gain or loss on asset sales as it represents profit or loss that is not meaningful in evaluating the current or future operating performance. Additionally, we exclude transaction costs from AFFO and adjusted EBITDA to enhance the comparability of our financial results to our historical operations. The transaction costs relate to costs we incur in connection with business combinations and the formation of joint ventures, including advisory, legal, accounting, valuation, and other professional or consulting fees. Such charges generally are not relevant to assessing our long-term performance. In addition, the frequency and amount of such charges vary significantly based on the size and timing of the transactions. Management believes items such as restructuring charges, impairment charges, gain or loss on asset sales and transaction costs are non-core transactions; however, these types of costs may occur in future periods. Finally, we exclude stock-based compensation expense, as it can vary significantly from period to period based on share price, and the timing, size and nature of equity awards. As such, we, and many investors and analysts, exclude stock-based compensation expense to compare our results of operations with those of other companies.
Adjusted EBITDA
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in millions):

	Three Months Ended March 31,
	2024	2023
Net income	$231	$259
Income tax expense	46	55
Interest income	(24)	(19)
Interest expense	104	97
Other (income) expense	6	(8)
Loss on debt extinguishment	1	—
Depreciation, amortization, and accretion expense	525	459
Stock-based compensation expense	101	99
Transaction costs	2	2
Loss on asset sales	—	1
Adjusted EBITDA	$992	$945

Our adjusted EBITDA results have increased each year in total dollars due to the factors discussed earlier in "Results of Operations", as well as due to the nature of our business model consisting of a recurring revenue stream and a cost structure which has a large base that is fixed in nature, as also discussed in "Overview".
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

Our FFO and AFFO were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Net income	$231	$259
Adjustments:
Real estate depreciation	316	284
Loss on disposition of real estate property	—	2
Adjustments for FFO from unconsolidated joint ventures	6	3
FFO attributable to common stockholders	$553	$548

	Three Months Ended March 31,
	2024	2023
FFO attributable to common stockholders	$553	$548
Adjustments:
Installation revenue adjustment	(2)	(2)
Straight-line rent expense adjustment	6	1
Contract cost adjustment	(8)	(7)
Amortization of deferred financing costs and debt discounts	5	5
Stock-based compensation expense	101	99
Non-real estate depreciation expense	158	121
Amortization expense	52	52
Accretion expense adjustment	(1)	2
Recurring capital expenditures	(21)	(23)
Loss on debt extinguishment	1	—
Transaction costs	2	2
Income tax expense adjustment	—	2
Adjustments for AFFO from unconsolidated joint ventures	(3)	2
AFFO attributable to common stockholders	$843	$802
Our AFFO results have improved due to the factors discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three months ended March 31, 2024 as compared to the same period in 2023, the U.S. dollar was weaker relative to the Euro and British Pound, which resulted in a favorable foreign currency impact on revenue and operating income, and an unfavorable foreign currency impact on operating expenses. During the three months ended March 31, 2024 as compared to the same period in 2023, the U.S. dollar was stronger relative to the Australian Dollar and Japanese Yen, which resulted in an unfavorable foreign currency impact on revenue and operating income, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2023 are used as exchange rates for the three months ended March 31, 2024 when comparing the three months ended March 31, 2024 with the three months ended March 31, 2023).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of March 31, 2024, our principle sources of liquidity were $1.5 billion of cash and cash equivalents. In addition to our cash balance, we had $3.9 billion of additional liquidity available to us from our $4.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our 2022 ATM Program, under which we may offer and sell from time to time our common stock in "at the market" transactions on either a spot or forward basis. As of March 31, 2024, we had $470 million available for sale under the 2022 ATM Program, in addition to approximately $502 million of net proceeds of unsettled forward sale transactions.
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

Cash Flow
Our net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2024 and 2023 were as follows (in millions):

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by operating activities	$598	$692	$(94)
Net cash used in investing activities	(727)	(522)	(205)
Net cash provided by (used in) financing activities	(397)	542	(939)
Operating Activities
Net cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities decreased by $94 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by improved results of operations offset by increases in cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities increased by $205 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to:
•$177 million increase in capital expenditures; and
•$72 million decrease in the proceeds from the sale of assets to our Joint Ventures.
This increase was partially offset by:
•$23 million decrease in real estate acquisitions; and
•$21 million decrease in purchases of investments.
Financing Activities
Net cash provided by (used in) financing activities decreased by $939 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by:
•$301 million decrease in proceeds from the 2020 and 2022 ATM Programs;
•$565 million decrease in proceeds from senior notes; and
•$86 million increase in dividend distributions.
Material Cash Commitments
As of March 31, 2024, our principle commitments were primarily comprised of:
•approximately $13.1 billion of principal from our senior notes (gross of debt issuance costs and debt discounts);
•approximately $2.9 billion of interest on mortgage payable, other loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$662 million of principal from our term loans, mortgage payable and other loans payable (gross of debt issuance costs and debt discounts);
•approximately $5.2 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
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
We believe that our sources of liquidity, including our expected future operating cash flows, are sized to adequately meet both the near- and long-term material cash commitments for the foreseeable future. For further information on maturities of lease liabilities and debt instruments, see Notes 7 and 8, respectively, within the Condensed Consolidated Financial Statements.
Other Contractual Obligations
We have additional future equity contributions and commitments to the joint ventures with GIC and PGIM. For additional information, see the "Equity Method Investments" footnote within the Condensed Consolidated Financial Statements.
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of March 31, 2024. For additional information, see “Maturities of Lease Liabilities” in Note 7 within the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill, accounting for property, plant and equipment and accounting for leases, which are discussed in more detail under the caption "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
There have been no significant changes to our exposure management and procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2024 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2023, other than factors discussed below.
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
We have entered into various foreign currency debt obligations. As of March 31, 2024, the total principal amount of foreign currency debt obligations was $2.7 billion, including $1.2 billion denominated in Euro, $631 million denominated in British Pound, $511 million denominated in Japanese Yen, $333 million denominated in Swiss Franc, $26 million denominated in Canadian Dollar and $4 million denominated in Nigerian Naira. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of March 31, 2024, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $299 million and $245 million, respectively. As of March 31, 2024, we have designated $423 million of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the condensed consolidated balance sheets.
We are also party to cross-currency interest rate swaps. As of March 31, 2024, the total notional amount of cross-currency interest rate swap contracts was $4.1 billion. As of March 31, 2024, we have designated $3.1 billion of the total notional amount of cross-currency swaps as net investment hedges against our investment in foreign subsidiaries and $280 million as cash flow hedges against a portion of our foreign currency denominated debt. The remaining $661 million of cross-currency interest rate swaps were not designated as hedging instruments, but were used to offset remeasurement gains and losses from foreign currency monetary assets and liabilities. If the U.S. dollar weakened or strengthened by 10% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $306 million and $251 million, respectively.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2024. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the three months ended March 31, 2024 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $71 million and $61 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the three months ended March 31, 2024 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $85 million and $76 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of March 31, 2024 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $6 million or decrease by approximately $6 million based on the total balance of our term loan borrowings as of March 31, 2024.
We periodically enter into interest rate locks to hedge the interest rate exposure created by anticipated fixed rate debt issuances, which are designated as cash flow hedges. When interest rate locks are settled, any accumulated gain or loss included as a component of other comprehensive income (loss) will be amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. We also use cross-currency swaps to hedge our interest rate risk in our variable rate debt obligations by changing the benchmark rate for a portion of the variable rate debt obligations from SONIA to SOFR. As of March 31, 2024, the total notional amount of such cross-currency interest rate swaps was $280 million.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On March 20, 2024, the Company received a subpoena from the U.S. Attorney’s Office for the Northern District of California. On April 30, 2024, the Company received a subpoena from the Securities and Exchange Commission. The Company is cooperating fully with both government agencies.
On May 2, 2024, a putative stockholder class action was filed against the Company and certain of our officers in the United States District Court for the Northern District of California. The named plaintiff alleges violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5, and Section 20(a) of the Exchange Act, on the basis that the defendants allegedly made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified damages, attorneys' fees, other expenses and costs. We intend to defend the lawsuit.
These matters are subject to uncertainties, and we cannot predict the outcome, nor reasonably estimate a range of loss or penalties, if any, relating to these matters.

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

We are currently experiencing inflation and volatility pressures in the energy market globally. Various macroeconomic factors are contributing to the instability and global power shortage including severe weather events, governmental regulations, government relations and inflation. While we have aimed to minimize our risk, via hedging, conservation, and other efficiencies, we expect the cost for power to continue to be volatile and unpredictable and subject to inflationary pressures. We believe we have made appropriate estimates for these costs in our forecasting, but the current unpredictable energy market could materially affect our financial forecasting, results of operations and financial condition.

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
•extreme temperatures;
•water damage;
•fiber failures or other network interruptions;
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

Our IBX data center employees are critical to our ability to maintain our business operations and reach our service level commitments. Although we have redundancies built into our workforce, if our IBX employees are unable to access our IBX data centers for any reason, we could experience operational issues at the affected site. Pandemics, weather and climate related crises or any other social, political, or economic disruption in the U.S. or abroad could prevent sufficient staffing at our IBX data centers, or at our corporate offices, and have a material adverse impact on our operations.

We are currently making significant investments in our back-office information technology systems and processes. Difficulties from or disruptions to these efforts may interrupt our normal operations and adversely affect our business and results of operations.

We have been investing heavily in our back-office information technology systems and processes for a number of years and expect such investment to continue for the foreseeable future in support of our pursuit of global, scalable solutions across all geographies and functions that we operate in. These continuing investments include ongoing improvements to the customer experience from initial quote to customer billing and our revenue recognition process; integration of recently acquired operations onto our various information technology systems; and implementation of new tools and technologies to either further streamline and automate processes, or to support our compliance with evolving U.S. GAAP and international accounting standards. Our finance team is also working on a multi-year project to move the backbone of our finance systems to the cloud. As a result of our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. For example, difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems also create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back-office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit us or are de-scoped. Finally, the collective impact of these changes to our business has placed significant demands on impacted employees across multiple functions, increasing the risk of errors and control deficiencies in our financial statements, distraction from the effective operation of our business and difficulty in attracting and retaining employees. Any such difficulties or disruptions may adversely affect our business and results of operations.

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

If we are unable to implement our evolving organizational structure, or if we are unable to recruit or retain key qualified personnel, our business could be harmed.

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

The failure to recruit and retain necessary key personnel could cause disruption, harm our business and hamper our ability to grow our company.

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

Our new IBX data centers require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our IBX data centers is complex and involves factors outside of our control, including regulatory processes and the availability of construction resources. Any hardware or fiber failures on this network, either on land or subsea, may result in significant loss of connectivity to our new IBX data center expansions. This could affect our ability to attract new customers to these IBX data centers or retain existing customers.

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

The use of high-power density equipment may limit our ability to fully utilize the space in our older IBX data centers.

Server technologies continue to evolve and in some instances these changes can result in customers increasing their use of high-power density equipment in our IBX data centers which can increase the demand for power on a per cabinet basis. Additionally, the workloads related to new and evolving technologies such as artificial intelligence are increasing the demand for high density computing power. Because many of our IBX data centers were built a number of years ago, the current demand for power may exceed the designed electrical capacity in these IBX data centers. As power, not space, is a limiting factor in many of our IBX data centers, our ability to fully utilize the space in those IBX data centers may be impacted. The ability to increase the power capacity of an IBX data center, should we decide to, is dependent on several factors including, but not limited to, the local utility's ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical and mechanical infrastructure of an IBX data center to deliver additional power and cooling to customers. Although we are currently designing and building to a higher power specification than that of many of our older IBX data centers, and are considering redevelopment of certain sites where appropriate, there is a risk that demand could continue to increase, or our redevelopment may not be successful, and the space inside our IBX data centers could become underutilized sooner than expected.

The development and use of artificial intelligence in the workplace presents risks and challenges that may adversely impact our business and operating results.

We have begun leveraging artificial intelligence and machine learning (collectively, “AI”) capabilities for our employees to use in their day-to-day operations. Failure to invest adequately in such capabilities may result in us lagging behind our competitors in terms of improving operational efficiency and achieving superior outcomes for our business and our customers. As we embark on these initiatives, we may encounter challenges such as a shortage of appropriate data to train internal AI models, a lack of skilled talent to effectively execute our strategy of leveraging AI internally, or the possibility that the tools we utilize may not deliver the intended value. Use of third-party AI tools can also bring information security and legal risks. Failure to successfully harness these AI tools could negatively impact our business and operating results.

We may be subject to securities class action and other litigation, which may harm our business and results of operations.

We may be subject to securities class action or other litigation. For example, on May 2, 2024, a putative stockholder class action was filed against the Company and certain of our officers in the United States District Court for the Northern District of California alleging that the defendants made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. Securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management's attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief. Further, any payments made in settlement may directly reduce our revenue under U.S. GAAP and could negatively impact our results of operations for the period. For all of these reasons, litigation could seriously harm our business, results of operations, financial condition or cash flows.

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

The market price of the shares of our common stock has recently been and may continue to be highly volatile. General economic and market conditions, like the ones we are currently experiencing, and market conditions for technology, data center and REIT stocks in general, may affect the market price of our common stock.

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
•market speculation involving us or other companies in our industry, which may include short seller reports;
•litigation and governmental investigations;
•changes in the ratings of our debt or stock by rating agencies or securities analysts;
•our purchase or development of real estate and/or additional IBX data centers;
•our acquisitions of complementary businesses; or
•the operational performance of our IBX data centers.

The stock market has from time-to-time experienced extreme price and volume fluctuations, which have particularly affected the market prices for technology, data center and REIT stocks, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets may affect the market value of our common stock. Furthermore, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and/or damages, and divert management's attention from other business concerns, which could seriously harm our business.

Furthermore, short sellers may engage in activity intended to drive down the market price of our common stock, which could also result in related regulatory and governmental scrutiny, among other effects. Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our common stock for the price to decline. At any time, short sellers may also publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum in our common stock. Short selling reports can cause downward pressure and increased volatility in an issuer’s stock price. In particular, on March 20, 2024, a short seller report was published about us, which contained certain allegations related to components of our operating results and other strategic matters. As a result, the Audit Committee of our Board of Directors commenced an independent investigation to review the matters referenced in the report. Shortly after the release of the report, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California and on April 30, 2024, we also received a subpoena from the Securities and

Exchange Commission. We are cooperating fully with both. The foregoing subpoenas, or any inquiries or investigations conducted by a governmental organization or other regulatory body or internal investigation, such as the one being conducted by our Audit Committee, could result in a material diversion of our management’s time and result in substantial cost and, in the event of an adverse finding, could have a material adverse effect on our business and results of operations.

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
As of March 31, 2024, our retained earnings were $4.2 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

Site selection is also a critical factor in our expansion plans. There may not be suitable properties available in our markets with the necessary combination of high-power capacity and fiber connectivity, or selection may be limited. We expect that we will continue to experience limited availability of power and grid constraints in many markets as well as shortages of associated equipment because of the current high demands and finite nature of these resources. These shortages could result in site selection challenges, construction delays or increased costs. Government limitations or moratoriums placed on data center construction in a given market may also negatively impact our ability to expand according to our plans. Thus, while we may prefer to locate new IBX data centers adjacent to our existing locations, it may not always be possible. In the event we decide to build new IBX data centers separate from our existing IBX data centers, we may provide metro connect solutions to connect these two IBX data centers. Should these solutions not provide the necessary reliability to sustain connection, or if they do not meet the needs of our customers, this could result in lower interconnection revenue and lower margins and could have a negative impact on customer retention over time.

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

We have entered into joint ventures to develop and operate data centers. Certain sites that are intended to be utilized in joint ventures require investment for development. The success of these joint ventures will also depend, in part, on the successful development of the data center sites, and we may not realize all of the anticipated benefits. Such development may be more difficult, time-consuming or costly than expected and could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. Additionally, if it is determined these sites are no longer desirable for the joint ventures, we would need to adapt such sites for other purposes.

We may not realize all of the anticipated benefits from our joint ventures. The success of these joint ventures will depend, in part, on the successful partnership between Equinix and our joint venture partners. Such a partnership is subject to risks as outlined below, and more generally, to the same types of business risks as would impact our IBX data center business. A failure to successfully partner, or a failure to realize our expectations for the joint ventures, including any contemplated exit strategy from a joint venture, could materially impact our business, financial condition and results of operations. These joint ventures could also be negatively impacted by inflation, supply chain issues, an inability to obtain financing on favorable terms or at all, an inability to fill the data center sites with customers as planned, and development and construction delays, including those we are currently experiencing in many markets globally.

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

For the years ended December 31, 2023, 2022 and 2021, we recognized approximately 63%, 61% and 61%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Mexico, South America, the Asia-Pacific region and the EMEA region.
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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of March 31, 2024, our total indebtedness (inclusive of finance lease liabilities and gross of debt issuance costs and debt discounts) was approximately $16.0 billion, our stockholders' equity was $12.3 billion and our cash and cash equivalents totaled $1.5 billion. In addition, as of March 31, 2024, we had approximately $3.9 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of March 31, 2024, we recorded operating lease liabilities of $1.4 billion, which represents our obligation to make lease payments under those lease arrangements.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In November 2022 and as amended in October 2023, we established an "at the market" equity offering program (the "2022 ATM Program") in the amount of $1.5 billion under which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of March 31, 2024, we had approximately $470 million available for sale under the 2022 ATM Program. We have refreshed our ATM program in the past and expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 10 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM programs.
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

There is also a risk that our ESG and sustainability objectives will not be successful. It is possible that we may fail to reach our stated environmental goals in a timely manner or that our customers, stockholders or members of our communities might not be satisfied with our sustainability efforts or the speed of their adoption. Our customers, stockholders or others may object to our ESG and sustainability objectives or the manner in which we seek to achieve such objectives. A failure to meet our environmental goals, or significant controversy regarding these goals and how we achieve them, could adversely affect public perception of our business, employee morale or customer, stockholder or community support. If we do not meet our customers' or stockholders' expectations regarding those initiatives, or lose support in our communities, our business and/or our share price could be harmed.

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

With respect to the current trade war between the U.S. and China, we have several customers in China named in restrictive executive orders by the previous U.S. administration that are currently covered by a freeze issued by the current U.S. administration or currently enjoined from enforcement subject to pending litigation. If Equinix is required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected. Similarly, current relations between the U.S. and China have created increased supply chain risk due to successive U.S. legislation promoting decoupling from China on semiconductors, memory, and specific telecommunications equipment makers, and having to source for alternative suppliers for key components outside of China.

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

Additionally, we maintain certain other region and/or business specific organizational structures for various tax, legal and other business purposes. The organization, maintenance and reporting requirements for our entity structure are complex and require coordination amongst many teams within Equinix and the use of outside service providers. While we use automation tools and software where possible to manage this process, a meaningful amount of work continues to be manual. We believe we have adequate controls in place to manage these complex structures, but if our controls fail, there could be significant legal and tax implications to our business and our operations including but not limited to material tax and legal liabilities.

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
We paid a quarterly distribution on March 20, 2024 and have declared a quarterly distribution to be paid on June 19, 2024. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2023, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the entry into new joint venture structures, the adoption of new accounting principles and tax laws, and our overhaul of our back-office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

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

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No. 2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No. 3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/13/2023	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	12/5/2017	4.1

4.3	Fourth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.2

4.4	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.3)

4.5	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.4

4.6	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.5)

4.7	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.6

4.8	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.7)	8-K	6/22/2020

4.9	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.2

4.10	Form of 1.250% Senior Note due 2025 (See Exhibit 4.9)

4.11	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.4

4.12	Form of 1.800% Senior Note due 2027 (See Exhibit 4.11)

4.13	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.6

4.14	Form of 2.150% Senior Note due 2030 (see Exhibit 4.13)

4.15	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.8

4.16	Form of 3.000% Senior Note due 2050 (See Exhibit 4.15)

4.17	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.2

4.18	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.17)

4.19	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.4

4.20	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.19)

4.21	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.6

4.22	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.21)

4.23	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.2

4.24	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.23)

4.25	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.4

4.26	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.25)

4.27	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.2

4.28	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.27)

4.29	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.4

4.30	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.29)

4.31	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.6

4.32	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.31)

4.33	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.8

4.34	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.33)

4.35	Twentieth Supplemental Indenture, dated as of April 5, 2022, between Equinix, Inc. and U.S. Bank Trust Company National Association, as Trustee.	8-K	4/5/2022	4.2

4.36	Form of 3.900% Senior Notes due 2032 (included in Exhibit 4.35)

4.37	Notes Purchase Agreement, dated February 7, 2023, and issued by Equinix Japan K.K. and Equinix, Inc. as Parent Guarantor.	10-Q	3/31/2023	4.39

4.38	Terms and Conditions of the Swiss Francs bonds due September 12, 2028, issued by Equinix Europe 1 Financing Corporation LLC and guaranteed by Equinix, Inc. as Guarantor.	10-Q	9/30/2023	4.40

4.39	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.40	Description of Securities	10-K	12/31/2023	4.38

10.1	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.2
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
		10-K	12/31/2021	10.22

10.3**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.4**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2021	10.2

10.5**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.6**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-K	12/31/2022	10.4
10.7**	2021 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.11

10.8**	2021 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.12

10.9**	2021 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.13

10.10**	2022 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.11

10.11**	2022 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.12

10.12**	2022 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.13

10.13**	2023 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.15

10.14**	2023 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.16

10.15**	2023 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.17

10.16**	2023 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2023	10.18

10.17**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.18**	Change in Control Severance Agreement between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.19**	Change in Control Severance Agreement between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.20**	Change in Control Severance Agreement between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.21**	Change in Control Severance Agreement between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.22**	Change in Control Severance Agreement between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.23**	Change in Control Severance Agreement between Equinix, Inc and Jon Lin dated January 2, 2022.	10-K	12/31/2022	10.24

10.24**	Change in Control Severance Agreement between Equinix, Inc. and Scott Crenshaw dated August 1, 2022.	10-K	12/31/2022	10.25

10.25**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.26**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.27**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.28**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.29**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

10.30**	Amendment to Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated September 21, 2022.	10-Q	9/30/2022	10.39

10.31**	Offer Letter between Equinix, Inc. and Adaire Fox-Martin, dated as of March 7, 2024.	8-K	3/7/2024	10.1

10.32**	Form of Severance Agreement between Equinix, Inc. and Adaire Fox-Martin.	8-K	3/7/2024	10.2

10.33**	Executive Chairman Agreement between Equinix, Inc. and Charles Meyers, dated as of March 7, 2024.	8-K	3/7/2024	10.3

10.34**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Executives.				X

10.35**	2024 Form of TSR Restricted Stock Unit Agreement for Executives.				X

10.36**	2024 Form of Time-Based Restricted Stock Unit Agreement for Executives.				X

10.37**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Charles Meyers.				X

10.38**	2024 Form of TSR Restricted Stock Unit Agreement for Charles Meyers.				X

10.39**	2024 Form of Time-Based Restricted Stock Unit Agreement for Charles Meyers.				X

10.40**	2024 Equinix, Inc. Annual Incentive Plan.				X

10.41**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Merrie Williamson.				X

10.42**	2024 Form of TSR Restricted Stock Unit Agreement for Merrie Williamson.				X

10.43**	2024 Form of Time-Based Restricted Stock Unit Agreement for Merrie Williamson.				X

10.44**	New Hire Time-Based Restricted Stock Agreement for Merrie Williamson.				X

10.45**	Special Advisor to the Board Agreement between Equinix, Inc. and Peter Van Camp, dated March 7, 2024.				X

10.46**	Offer Letter between Equinix, Inc. and Merrie Williamson, dated February 12, 2024.				X

10.47**	Change in Control Severance Agreement between Equinix, Inc and Merrie Williamson, dated March 25, 2024.				X

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	12/31/2023	23.1

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Equinix, Inc. Compensation Recoupment Policy.	10-K	12/31/2023	97.1

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: May 8, 2024
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)