Form 10-Q
period 2024-06-30
EQUINIX INC
filed 2024-08-07
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of August 6, 2024 was 94,944,994.

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
•If we are unable to successfully implement our current leadership transition, or if we are unable to recruit or retain key qualified personnel, our business could be harmed.
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
•We have been, and in the future may be, subject to securities class action and other litigation, which may harm our business and results of operations.
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,993	$2,096
Accounts receivable, net of allowance of $17 and $17	1,124	1,004
Other current assets	612	468
Total current assets	3,729	3,568
Property, plant and equipment, net	18,614	18,601
Operating lease right-of-use assets	1,379	1,449
Goodwill	5,622	5,737
Intangible assets, net	1,573	1,705
Other assets	1,937	1,591
Total assets	$32,854	$32,651
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,139	$1,187
Accrued property, plant and equipment	420	398
Current portion of operating lease liabilities	141	131
Current portion of finance lease liabilities	133	138
Current portion of mortgage and loans payable	6	8
Current portion of senior notes	999	998
Other current liabilities	230	302
Total current liabilities	3,068	3,162
Operating lease liabilities, less current portion	1,265	1,331
Finance lease liabilities, less current portion	2,095	2,123
Mortgage and loans payable, less current portion	654	663
Senior notes, less current portion	12,682	12,062
Other liabilities	787	796
Total liabilities	20,551	20,137
Commitments and contingencies (Note 9)
Redeemable non-controlling interest	25	25
Common stockholders’ equity (shares in thousands):
Common stock, $0.001 par value per share: 300,000 shares authorized; 95,072 issued and 94,945 outstanding in 2024 and 94,630 issued and 94,479 outstanding in 2023	—	—
Additional paid-in capital	18,915	18,596
Treasury stock, at cost; 127 shares in 2024 and 151 shares in 2023	(48)	(56)
Accumulated dividends	(9,514)	(8,695)
Accumulated other comprehensive loss	(1,541)	(1,290)
Retained earnings	4,466	3,934
Total stockholders’ equity	12,278	12,489
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$32,854	$32,651
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
Revenues	$2,159	$2,019	$4,286	$4,017
Costs and operating expenses:
Cost of revenues	1,082	1,061	2,173	2,067
Sales and marketing	219	216	445	426
General and administrative	437	406	881	801
Transaction costs	3	6	5	8
Gain on asset sales	(18)	(2)	(18)	(1)
Total costs and operating expenses	1,723	1,687	3,486	3,301
Income from operations	436	332	800	716
Interest income	29	24	53	43
Interest expense	(110)	(100)	(214)	(197)
Other expense	(7)	(12)	(13)	(4)
Loss on debt extinguishment	—	—	(1)	—
Income before income taxes	348	244	625	558
Income tax expense	(47)	(37)	(93)	(92)
Net income	$301	$207	$532	$466
Earnings per share (“EPS”) attributable to common stockholders:
Basic EPS	$3.17	$2.21	$5.61	$5.00
Weighted-average shares for basic EPS (in thousands)	94,919	93,535	94,792	93,253
Diluted EPS	$3.16	$2.21	$5.59	$4.98
Weighted-average shares for diluted EPS (in thousands)	95,166	93,857	95,161	93,599
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
Net income	$301	$207	$532	$466
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (“CTA”) gain (loss), net of tax effects of $0, $0, $0 and $0	(78)	26	(436)	183
Net investment hedge CTA gain (loss), net of tax effects of $0, $0, $0 and $0	24	(24)	154	(64)
Unrealized gain (loss) on cash flow hedges, net of tax effects of $(1), $(1), $(7) and $5	11	(5)	31	(18)
Total other comprehensive income (loss), net of tax	(43)	(3)	(251)	101
Comprehensive income, net of tax	$258	$204	$281	$567
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$532	$466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	912	815
Stock-based compensation	226	203
Amortization of intangible assets	103	104
Amortization of debt issuance costs and debt discounts	10	10
Provision for credit loss allowance	5	10
Gain on asset sales	(18)	(1)
Loss on debt extinguishment	1	—
Other items	26	16
Changes in operating assets and liabilities:
Accounts receivable	(141)	(153)
Income taxes, net	3	8
Other assets	(153)	(42)
Operating lease right-of-use assets	76	77
Operating lease liabilities	(65)	(66)
Accounts payable and accrued expenses	4	15
Other liabilities	(11)	(29)
Net cash provided by operating activities	1,510	1,433
Cash flows from investing activities:
Purchases of investments	(36)	(55)
Real estate acquisitions	(125)	(40)
Purchases of other property, plant and equipment	(1,355)	(1,168)
Proceeds from sale of assets, net of cash transferred	247	72
Investment in loan receivable	(196)	—
Loan receivable upfront fee	4	—
Net cash used in investing activities	(1,461)	(1,191)
Cash flows from financing activities:
Proceeds from employee equity programs	48	45
Payment of dividends	(817)	(647)
Proceeds from public offering of common stock, net of issuance costs	—	301
Proceeds from senior notes, net of debt discounts	744	564
Repayment of finance lease liabilities	(66)	(66)
Proceeds from redeemable non-controlling interest	—	25
Repayment of mortgage and loans payable	(4)	(3)
Debt issuance costs	(8)	(4)
Net cash provided by (used in) financing activities	(103)	215
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(46)	(23)
Net increase (decrease) in cash, cash equivalents and restricted cash	(100)	434
Cash, cash equivalents and restricted cash at beginning of period	2,096	1,908
Cash, cash equivalents and restricted cash at end of period	$1,996	$2,342

Cash and cash equivalents	$1,993	$2,342
Current portion of restricted cash included in other current assets	3	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$1,996	$2,342
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
Our effective tax rates were 14.9% and 16.6% for the six months ended June 30, 2024 and 2023, respectively.
Changes to Prior Period
We converted the presentation of disclosures from thousands to millions in the first quarter of 2024. Certain rounding adjustments have been made to prior period disclosed amounts.

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
(Unaudited)
2. Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2024	$1,004	$52	$86	$125	$154
Closing balances as of June 30, 2024	1,124	88	81	127	142
Increase (Decrease)	$120	$36	$(5)	$2	$(12)

(1) The net change in our allowance for credit losses was insignificant during the six months ended June 30, 2024.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the six months ended June 30, 2024 from the opening deferred revenue balance as of January 1, 2024 was $54 million.
Remaining performance obligations
As of June 30, 2024, approximately $10.4 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to five years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 70% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployments dates, contract modifications, renewals and/or terminations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented ($ in millions except per share data; share data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$301	$207	$532	$466

Weighted-average shares used to calculate basic EPS (in thousands)	94,919	93,535	94,792	93,253
Effect of dilutive securities (in thousands):
Employee equity awards	247	322	369	346
Weighted-average shares used to calculate diluted EPS (in thousands)	95,166	93,857	95,161	93,599

EPS attributable to common stockholders:
Basic EPS	$3.17	$2.21	$5.61	$5.00
Diluted EPS	$3.16	$2.21	$5.59	$4.98
We have excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 857 and 72 shares for the three months ended June 30, 2024 and 2023, respectively, and approximately 608 and 106 shares for the six months ended June 30, 2024 and 2023, respectively, because their effect would be anti-dilutive (in thousands).
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

Investee	Ownership Percentage	June 30, 2024	December 31, 2023
EMEA 1 Joint Venture	20%	$143	$150
VIE Joint Ventures (1)	20%	342	308
Other	Various	12	10
Total		$497	$468

(1)Includes investments in the following xScale joint ventures in each of our three regions: "Asia-Pacific 1 Joint Venture", "Asia-Pacific 2 Joint Venture", "Asia-Pacific 3 Joint Venture", "EMEA 2 Joint Venture", "AMER 1 Joint Venture" and "AMER 2 Joint Venture" (defined below). These investments share a similar purpose, design and nature of assets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Non-VIE Joint Venture
EMEA 1 Joint Venture
We invested in a joint venture in the form of a limited liability partnership to develop and operate xScale data centers in Europe (the "EMEA 1 Joint Venture"). The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the three and six months ended June 30, 2024 and 2023 and was included in other income (expense) on the condensed consolidated statement of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of June 30, 2024, we had future equity contribution commitments of $32 million.
VIE Joint Ventures
AMER 1 Joint Venture
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
AMER 2 Joint Venture
On April 10, 2024, we invested in a joint venture to develop and operate an xScale data center in the Americas region (the “AMER 2 Joint Venture”). At closing, we sold the assets and liabilities of the Silicon Valley 12 (“SV12”) data center site, which were included within our Americas region, for total consideration of $293 million, which was comprised of $246 million of net cash proceeds, a 20% partnership interest in the AMER 2 Joint Venture with a fair value of $26 million, and $21 million of receivables. We recognized a gain of $18 million on the sale of the SV12 data center.
The VIE Joint Ventures are considered VIEs because they do not have sufficient funds from operations to be self-sustaining. While we provide certain management services to their operations and earn fees for the performance of such services, the power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between us and our partners. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both Equinix and our partners. We concluded that neither party is deemed to have predominant control over the VIE Joint Ventures and neither party is considered to be the primary beneficiary. Our share of losses of equity method investments from these joint ventures were $7 million and $11 million for the three and six months ended June 30, 2024, respectively. Our share of losses of equity method investments from these joint ventures were insignificant for the three and six months ended June 30, 2023. These amounts were included in other income (expense) on the condensed consolidated statement of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of June 30, 2024 (in millions):

VIE Joint Ventures
Equity Investment	$342
Outstanding Accounts Receivable	41
Other Receivables	38
Contract Assets	84
Loan Commitment (1)	392
Future Equity Contribution Commitments (2)	77
Maximum Future Payments under Debt Guarantees (3)	257
Total	$1,231

(1)Concurrent with the closing of the AMER 2 Joint Venture, we entered into a loan agreement with the AMER 2 Joint Venture, as a lender, further discussed below.
(2)The joint ventures' partners are required to make additional equity contributions proportionately upon certain occurrences, such as a shortfall in capital necessary to complete construction or to make interest payments on their outstanding debt.
(3)In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with our guarantees covering 20% of all payments of principal and interest due under EMEA 2 Joint Venture's credit facility agreements. A portion of the guarantees related to our AMER 1 Joint Venture (see Note 9).
Joint Venture Related Party Transactions
Concurrent with the closing of the AMER 2 Joint Venture, we entered into a loan agreement (the "AMER 2 Loan") with the AMER 2 Joint Venture, as a lender, with a maximum commitment of $392 million and a maturity date of April 10, 2028. We received an upfront fee of $4 million in connection with the origination of the loan, and earn interest at a contractual rate of 10% per annum on the drawn portion plus an unused commitment fee of 0.75% per annum on the undrawn portion, each payable quarterly. The term of the loan may be extended at the option of the borrower for one additional year subject to an extension fee, and may be prepaid subject to a prepayment penalty if prepaid in the first 18 months. The AMER 2 Loan is secured by the assets of the AMER 2 Joint Venture, including the SV12 data center site. The equity partners of the AMER 2 Joint Venture have provided limited guarantees in connection with the AMER 2 Loan, which require payments to the lender proportionately upon certain occurrences, such as a shortfall in capital necessary to complete construction or to make interest payments. Additionally, the equity partners may be liable for repayment of up to the entire debt balance upon the occurrence of certain adverse acts such as a non-permitted transfer of the SV12 data center site. The AMER 2 Loan was negotiated at arm's length. We have assessed the credit risk associated with the AMER 2 Loan to be low and the allowance for credit loss as of June 30, 2024 is insignificant. The maximum amount of credit loss we are exposed to is the outstanding principal, plus accrued interest and unused commitment fees. As of June 30, 2024, the total amount outstanding under the AMER 2 Loan, net of the unamortized upfront fee, was $192 million. Additional amounts may be drawn down by the borrower periodically as needed for the continuation of development and other working capital needs.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the income and expenses from these arrangements with the Joint Ventures in our condensed consolidated statements of operations (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Nature of Transaction	2024	2023	2024	2023
EMEA 1 Joint Venture	Income	$6	$7	$12	$14
EMEA 1 Joint Venture	Expenses (1)	3	6	7	8
VIE Joint Ventures (2)	Income (3)	61	17	99	39

(1)Balances primarily consist of rent expenses for a sub-lease agreement with the EMEA 1 Joint Venture for a London data center with a remaining lease term of 15-years as of June 30, 2024.
(2)Expenses from transactions with VIE Joint Ventures were insignificant for the three and six months ended June 30, 2024 and 2023.
(3)Balances primarily consist of revenues related to lease and services arrangements as described above and also include $5 million of interest income earned on the AMER 2 Loan during the three and six months ended June 30, 2024.
We have also sold certain data center facilities to our Joint Ventures and recognized gains or losses on asset sales as described above.
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our condensed consolidated balance sheets (in millions):

	EMEA 1 Joint Venture		VIE Joint Ventures
Balance Sheet	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Accounts receivable, net	$15	$19	$41	$23
Other current assets (1)	14	19	108	43
Property, plant and equipment, net (2)	150	97	82	72
Operating lease right-of-use assets	2	2	2	2
Other assets (3)	—	—	207	21
Other current liabilities	6	9	9	6
Finance lease liabilities	166	111	86	75
Operating lease liabilities	3	2	2	2
Other liabilities (4)	49	50	—	—

(1)The balances primarily relate to contract assets and other receivables.
(2)The balances relate to finance lease right-of-use assets.
(3)As of June 30, 2024, the balance primarily relates to the AMER 2 Loan receivable. As of December 31, 2023, the balance primarily relates to contract assets and other receivables.
(4)The balance primarily relates to the obligation to pay for future construction for certain sites sold as a part of the EMEA 1 Joint Venture transaction.
5.    Derivatives and Hedging Instruments
Derivatives Designated as Hedging Instruments
Net Investment Hedges
Foreign Currency Debt: We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of June 30,

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2024 and December 31, 2023, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $823 million and $1.5 billion, respectively.
Foreign Currency Forward Contracts: From time to time, we use foreign currency forward contracts, which are designated as net investment hedges, to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries.
Embedded Derivatives: Certain of our customer agreements that are priced in currencies different from the functional or local currencies of the parties involved are deemed to have foreign currency forward contracts embedded in them. These embedded derivatives are separated from their host contracts and carried on our balance sheet at their fair value. The majority of these embedded derivatives arise as a result of our foreign subsidiaries pricing their customer contracts in U.S. Dollars. We use these forward contracts embedded within our customer agreements to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries.
Cross-currency Interest Rate Swaps: We also utilize cross-currency interest rate swaps, designated as net investment hedges, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries.
The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 was as follows (in millions):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Foreign currency debt		$5	$(15)	$34	$(39)
Foreign currency forward contracts (included component) (1)		8	—	35	(1)
Foreign currency forward contracts (excluded component) (2)		—	(1)	—	—
Cross-currency interest rate swaps (included component) (1)		8	19	84	(21)
Cross-currency interest rate swaps (excluded component) (3)		3	(27)	1	(3)
Total		$24	$(24)	$154	$(64)

Amount of gain or (loss) recognized in earnings:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain (loss)	2024	2023	2024	2023
Foreign currency forward contracts (excluded component) (2)	Interest expense	$3	$1	5	1
Cross-currency interest rate swaps (excluded component) (3)	Interest expense	7	12	15	24
Total		$10	$13	$20	$25

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents foreign currency forward points.
(3)Excluded component represents cross-currency basis spread and interest rates.
Cash Flow Hedges
Foreign Currency Forward and Option Contracts: We hedge our foreign currency transaction exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and foreign currencies, primarily the British Pound and the Euro. The foreign currency forward and option contracts that we use to hedge this exposure are designated as cash flow hedges.

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
As of June 30, 2024, our foreign currency forward and option contracts had maturity dates ranging from July 2024 to December 2026 and we had a net gain of $12 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months. As of December 31, 2023, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2024 to December 2025 and we had a net loss of $7 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months.
Cross-currency Interest Rate Swaps: We use cross-currency swaps, which are designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated variable-rate debt and a portion of our U.S. dollar-denominated fixed-rate debt. As of June 30, 2024, our cross-currency interest rate swaps had maturity dates ranging from March 2026 to June 2034. We had a net gain of $11 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for cash flow hedges.
Interest Rate Locks: We hedge the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of both June 30, 2024 and December 31, 2023, we had no interest rate locks outstanding. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of both June 30, 2024 and December 31, 2023, we had an insignificant net gain recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 was as follows (in millions):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Foreign currency forward and option contracts (included component) (1)		$2	$(5)	$29	$(18)
Cross-currency interest rate swaps		10	1	8	(1)
Interest rate locks		—	—	1	(4)
Total		$12	$(4)	$38	$(23)

Amount of gain or (loss) recognized in earnings:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain (loss)	2024	2023	2024	2023
Foreign currency forward contracts (2)	Revenues	$8	$(6)	$5	$6
Foreign currency forward contracts (2)	Costs and operating expenses	(4)	7	(2)	4
Cross-currency interest rate swaps (excluded component) (2)(3)	Interest expense	1	—	1	—
Cross-currency interest rate swaps (included component) (1)	Other income (expense)	10	9	7	16
Total		$15	$10	$11	$26

(1)Included component represents foreign exchange spot rates.
(2)Reclassified from accumulated other comprehensive income.
(3)Excluded component represents cross-currency basis spread and interest rates.

Derivatives Not Designated as Hedging Instruments
Foreign Currency Forward Contracts: We also use foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of our foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts.
Cross-currency Interest Rate Swaps: We may, from time to time, elect to de-designate a portion of our cross-currency interest rate swaps previously designated as net investment hedges. Gains and losses subsequent to the de-designation will be recognized in earnings to offset remeasurement gains and losses from foreign currency monetary assets and liabilities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the effect of derivatives not designated as hedging instruments in our condensed consolidated statements of operations (in millions):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain (loss)	2024	2023	2024	2023
Foreign currency forward contracts	Other income (expense)	$(10)	$(7)	$66	$4
Cross-currency interest rate swaps	Other income (expense)	10	—	10	—
Total		$—	$(7)	$76	$4

Notional Amounts of Derivative Instruments
The notional amounts of our outstanding derivative instruments as of June 30, 2024 and December 31, 2023 were as follows (in millions):

	June 30, 2024	December 31, 2023
Designated as hedging instruments:
Net investment hedges
Foreign currency forward contracts	$725	$887
Cross-currency interest rate swaps	2,355	3,121
Cash flow hedges
Foreign currency forward and option contracts	1,224	1,154
Cross-currency interest rate swaps	1,030	280
Total designated as hedging	5,334	5,442

Not designated as hedging instruments:
Foreign currency forward contracts	4,220	3,053
Cross-currency interest rate swaps	1,426	1,061
Total not designated as hedging	5,646	4,114
Total Derivatives	$10,980	$9,556

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets, excluding accrued interest, as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024		December 31, 2023
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Net investment hedges
Foreign currency forward contracts	$11	$4	$3	$17
Cross-currency interest rate swaps	192	—	132	—
Cash flow hedges
Foreign currency forward and option contracts	18	1	2	14
Cross-currency interest rate swaps	50	—	36	—
Total designated as hedging	271	5	173	31

Not designated as hedging instruments:
Foreign currency forward contracts	22	25	4	70
Cross-currency interest rate swaps	134	29	80	—
Total not designated as hedging	156	54	84	70
Total Derivatives	$427	$59	$257	$101

(1)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(2)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements, inclusive of accrued interest, as of June 30, 2024 and December 31, 2023 (in millions):

	Gross Amounts Offset in Condensed Consolidated Balance Sheets
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
June 30, 2024
Derivative assets	$444	$—	$444	$(58)	$386
Derivative liabilities	68	—	68	(58)	10

December 31, 2023
Derivative assets	$282	$—	$282	$(56)	$226
Derivative liabilities	112	—	112	(56)	56

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
•Level 3: unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities, including indicative pricing from third parties for similar instruments and asset-specific yield adjustments for elements such as credit risk.
The fair value of certain financial assets and liabilities as of June 30, 2024 and December 31, 2023 were as follows (in millions):

	June 30, 2024				December 31, 2023
	Fair Value	Fair Value Measurement Using			Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Money market and deposit accounts (1)	$1,520	$1,520	$—	$—	$1,604	$1,604	$—	$—
Loan receivable (2)	213	—	—	213	—	—	—	—
Derivative instruments (3)	427	—	427	—	257	—	257	—
Total	$2,160	$1,520	$427	$213	$1,861	$1,604	$257	$—
Liabilities:
Derivative instruments (3)	$59	$—	$59	$—	$101	$—	$101	$—
Mortgage and loans payable (4)	669	—	669	—	684	—	684	—
Senior notes (4)	12,192	11,720	472	—	11,740	11,166	574	—
Total	$12,920	$11,720	$1,200	$—	$12,525	$11,166	$1,359	$—

(1)Amounts are included within cash and cash equivalents in the condensed consolidated balance sheets, and are measured at fair value.
(2)Amount is included within other assets in the condensed consolidated balance sheets, and is measured at amortized cost. Refer to Note 4.
(3)Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the condensed consolidated balance sheets, and are measured at fair value. Refer to Note 5.
(4)Amounts include current and non-current portions and are measured at amortized cost. Refer to Note 8.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
7.    Leases
There were no significant lease transactions during the six months ended June 30, 2024.
Lease Expenses
The components of lease expenses are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease cost
Amortization of right-of-use assets (1)	$43	$43	$91	$86
Interest on lease liabilities	27	28	55	56
Total finance lease cost	70	71	146	142

Operating lease cost	56	57	112	110
Variable lease cost	20	17	37	30
Total lease cost	$146	$145	$295	$282

(1)    Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.
Other Information
Other information related to leases is as follows (in millions, except years and percent):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$53	$55
Operating cash flows from operating leases	101	99
Financing cash flows from finance leases	66	66

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$87	$157
Operating leases	34	209

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term - finance leases (2)	14 years	14 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	5%	5%
Finance lease right-of-use assets (3)	$2,140	$2,184

(1) Represents all non-cash changes in right-of-use assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of June 30, 2024 and December 31, 2023, we recorded accumulated amortization of finance lease right-of-use assets of $897 million and $870 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturities of Lease Liabilities
Maturities of lease liabilities as of June 30, 2024 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2024 (6 months remaining)	$95	$120	$215
2025	208	307	515
2026	201	243	444
2027	181	248	429
2028	154	237	391
Thereafter	1,081	2,131	3,212
Total lease payments	1,920	3,286	5,206
Less imputed interest	(514)	(1,058)	(1,572)
Total	$1,406	$2,228	$3,634
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of June 30, 2024. These leases will commence between year 2024 and 2026, with lease terms of 2 to 33 years and total lease commitments of approximately $509 million.
8.    Debt Facilities
Mortgage and Loans Payable
As of June 30, 2024 and December 31, 2023, our mortgage and loans payable consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Term loans	$635	$643
Mortgage payable and other loans payable	26	29
	661	672
Less amount representing unamortized debt issuance costs and debt discounts	(1)	(1)
	660	671
Less current portion	(6)	(8)
Total	$654	$663
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
The 2022 Credit Facilities have a maturity date of January 7, 2027. We may borrow, repay and reborrow amounts under the 2022 Revolving Facility until the Maturity Date, at which time all amounts outstanding under the 2022 Revolving Facility must be repaid in full. The term loan made under the 2022 Term Loan Facility has no scheduled principal amortization and must be repaid in full on the maturity date. The 2022 Revolving Facility provides for extensions of credit in U.S. Dollars as well as certain other foreign currencies. Borrowings under the 2022 Revolving Facility bear interest at a rate based on the daily Secured Overnight Financing Rate ("SOFR"), term SOFR, an alternative currency daily rate, or an alternative currency term rate plus a spread adjustment, plus a margin that can vary from 0.555% to 1.200%. Borrowings under the 2022 Term Loan Facility bear interest at a rate

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
based on the daily Sterling Overnight Index Average ("SONIA"), plus a spread adjustment, plus a margin that can vary from 0.625% to 1.450%. We are also required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to SOFR-indexed borrowings under the revolving credit line. The margin is dependent on either our consolidated net leverage ratio or our credit ratings. We are also required to pay a quarterly facility fee ranging from 0.07% to 0.25% per annum. The 2022 Credit Agreement contains customary covenants, including financial ratio covenants that are required to be maintained as of each quarter end.
As of June 30, 2024 and December 31, 2023, the total amounts outstanding under the 2022 Term Loan Facility, net of debt issuance costs, were $632 million and $636 million, respectively.
As of June 30, 2024, we had 45 irrevocable letters of credit totaling $71 million issued and outstanding under the 2022 Revolving Facility, with approximately $3.9 billion remaining available to borrow under the 2022 Revolving Facility. As of both June 30, 2024 and December 31, 2023, unamortized debt issuance costs for the 2022 Revolving Facility of $4 million and $5 million, respectively, were presented in other assets in the condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
As of June 30, 2024 and December 31, 2023, our senior notes consisted of the following (in millions):

	June 30, 2024		December 31, 2023
	Amount	Effective Rate	Amount	Effective Rate
2.625% Senior Notes due 2024	$1,000	2.79%	$1,000	2.79%
1.250% Senior Notes due 2025	500	1.46%	500	1.46%
1.000% Senior Notes due 2025	700	1.18%	700	1.18%
2.900% Senior Notes due 2026	600	3.04%	600	3.04%
1.450% Senior Notes due 2026	700	1.64%	700	1.64%
0.250% Euro Senior Notes due 2027	536	0.45%	552	0.45%
1.800% Senior Notes due 2027	500	1.96%	500	1.96%
1.550% Senior Notes due 2028	650	1.67%	650	1.67%
2.000% Senior Notes due 2028	400	2.21%	400	2.21%
2.875% Swiss Franc Senior Notes due 2028	334	3.05%	357	3.05%
3.200% Senior Notes due 2029	1,200	3.30%	1,200	3.30%
2.150% Senior Notes due 2030	1,100	2.27%	1,100	2.27%
2.500% Senior Notes due 2031	1,000	2.65%	1,000	2.65%
3.900% Senior Notes due 2032	1,200	4.07%	1,200	4.07%
1.000% Euro Senior Notes due 2033	643	1.18%	662	1.18%
5.500% Senior Notes due 2034	750	5.74%	—	—%
2.000% Japanese Yen Senior Notes Series A due 2035	234	2.07%	267	2.07%
2.130% Japanese Yen Senior Notes Series C due 2035	92	2.20%	105	2.20%
2.370% Japanese Yen Senior Notes Series B due 2043	64	2.42%	72	2.42%
2.570% Japanese Yen Senior Notes Series D due 2043	28	2.62%	32	2.62%
2.570% Japanese Yen Senior Notes Series E due 2043	62	2.62%	71	2.62%
3.000% Senior Notes due 2050	500	3.09%	500	3.09%
2.950% Senior Notes due 2051	500	3.00%	500	3.00%
3.400% Senior Notes due 2052	500	3.50%	500	3.50%
	13,793		13,168
Less amount representing unamortized debt issuance costs and debt discounts	(112)		(108)
	13,681		13,060
Less current portion	(999)		(998)
Total	$12,682		$12,062
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
5.500% Senior Notes due 2034
On May 30, 2024, we issued $750 million aggregate principal amount of 5.500% senior notes due June 15, 2034 (the "2034 Notes"). Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. Total debt discount and debt issuance costs related to the 2034 Notes were $14 million.
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of June 30, 2024 (in millions):

Years ending:
2024 (6 months remaining)	$1,003
2025	1,206
2026	1,305
2027	1,673
2028	1,389
Thereafter	7,878
Total	$14,454
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$110	$100	$214	$197
Interest capitalized	9	6	18	12
Interest charges incurred	$119	$106	$232	$209
Total interest paid in cash, net of capitalized interest, during the three months ended June 30, 2024 and 2023 was $117 million and $128 million, respectively. Total interest paid in cash, net of capitalized interest, during the six months ended June 30, 2024 and 2023 was $209 million and $226 million, respectively.
9.    Commitments and Contingencies
Purchase Commitments
As a result of our various IBX data center expansion projects, as of June 30, 2024, we were contractually committed for approximately $2.1 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of June 30, 2024, such as commitments to purchase power in select locations through the remainder of 2024 and thereafter, and other open purchase orders for goods, or services to be

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
delivered or provided during the remainder of 2024 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.6 billion as of June 30, 2024. For further information on our equity method investment commitments and lease commitments, see Note 4 and Note 7, respectively, above.
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
Our indirect and property tax filings in various jurisdictions are subject to examination by local tax authorities. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of further changes to the tax laws and interpretations thereof. For example, we are currently undergoing several indirect tax audits and appealing tentative assessments in Brazil and Loudoun County, Virginia. The final settlement of the audits and the outcomes of the appeals are uncertain and may not be resolved in our favor. We regularly assess the likelihood of adverse outcomes resulting from these examinations and appeals that would affect the adequacy of our tax accruals for each of the reporting periods. If any issues arising from the tax examinations and appeals are resolved in a manner inconsistent with our expectations, the revision of the estimates of the potential or actual liabilities could materially impact our financial position, results of operations, or cash flows.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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

Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2024.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection with matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of June 30, 2024.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of June 30, 2024.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. While we have purchased insurance that could limit our exposure, our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of June 30, 2024.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into credit facility agreements with a group of lenders under which it could borrow up to approximately $1.4 billion in total at the exchange rate in effect on June 30, 2024, with such facilities maturing in 2025 and 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with guarantees covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under these credit facilities, up to a limit of $292 million in total at the exchange rate in effect on June 30, 2024. As of June 30, 2024, the maximum potential amount of our future payments under these guarantees was approximately $257 million, at the exchange rates in effect on that date. We and our co-investor entered into an ancillary agreement to allocate funding under the credit facility agreement for use by our AMER 1 Joint Venture. As of June 30, 2024, $9 million of the guarantees related to the AMER 1 Joint Venture. Our estimated fair value of these guarantees is minimal as the likelihood of making a payout under the guarantees is remote.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
10.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three months ended June 30, 2024 and 2023 ($ in millions except per share data; share data in thousands):

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Total Common Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	94,630	$—	(151)	$(56)	$18,596	$(8,695)	$(1,290)	$3,934	$12,489
Net income	—	—	—	—	—	—	—	231	231
Other comprehensive loss	—	—	—	—	—	—	(208)	—	(208)
Issuance of common stock and release of treasury stock for employee equity awards	407	—	18	6	42	—	—	—	48
Dividend distribution on common stock, $4.26 per share	—	—	—	—	—	(402)	—	—	(402)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	1	—	—	1
Stock-based compensation, net of estimated forfeitures	—	—	—	—	141	—	—	—	141
Balance as of March 31, 2024	95,037	—	(133)	(50)	18,779	(9,097)	(1,498)	4,165	12,299
Net income	—	—	—	—	—	—	—	301	301
Other comprehensive loss	—	—	—	—	—	—	(43)	—	(43)
Issuance of common stock and release of treasury stock for employee equity awards	35	—	6	2	—	—	—	—	2
Dividend distribution on common stock, $4.26 per share	—	—	—	—	—	(405)	—	—	(405)
Accrued dividends on unvested equity awards	—	—	—	—	—	(12)	—	—	(12)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	136	—	—	—	136
Balance as of June 30, 2024	95,072	$—	(127)	$(48)	$18,915	$(9,514)	$(1,541)	$4,466	$12,278

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Total Common Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	92,814	$—	(193)	$(72)	$17,320	$(7,318)	$(1,389)	$2,965	$11,506
Net income	—	—	—	—	—	—	—	259	259
Other comprehensive income	—	—	—	—	—	—	104	—	104
Issuance of common stock and release of treasury stock for employee equity awards	420	—	16	6	38	—	—	—	44
Issuance of common stock under ATM Program	458	—	—	—	301	—	—	—	301
Dividend distribution on common stock, $3.41 per share	—	—	—	—	—	(319)	—	—	(319)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	136	—	—	—	136
Balance as of March 31, 2023	93,692	—	(177)	(66)	17,795	(7,639)	(1,285)	3,224	12,029
Net income	—	—	—	—	—	—	—	207	207
Other comprehensive loss	—	—	—	—	—	—	(3)	—	(3)
Issuance of common stock and release of treasury stock for employee equity awards	45	—	5	2	1	—	—	—	3
Dividend distribution on common stock, $3.41 per share	—	—	—	—	—	(319)	—	—	(319)
Accrued dividends on unvested equity awards	—	—	—	—	—	(5)	—	—	(5)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	113	—	—	—	113
Balance as of June 30, 2023	93,737	$—	(172)	$(64)	$17,909	$(7,963)	$(1,288)	$3,431	$12,025

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by component are as follows (in millions):

	Balance as of December 31, 2023	Net Change	Balance as of June 30, 2024
Foreign currency translation adjustment (“CTA”) loss	$(1,588)	$(436)	$(2,024)
Unrealized gain on cash flow hedges (1)	15	31	46
Net investment hedge CTA gain (1)	284	154	438
Net actuarial loss on defined benefit plans (2)	(1)	—	(1)
Total accumulated other comprehensive loss	$(1,290)	$(251)	$(1,541)

(1)Refer to Note 5 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plans are mandated by law. We do not have any defined benefit plans in any other countries.
Changes in foreign currencies can have a significant impact to our condensed consolidated balance sheets (as evidenced above in our foreign currency translation loss), as well as its condensed consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of June 30, 2024, the U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2023. Because of this, the U.S. Dollar had an overall unfavorable impact on our condensed consolidated financial position because the foreign denominations translated into fewer U.S. Dollars as evidenced by an increase in foreign currency translation loss for the six months ended June 30, 2024 as reflected in the above table. The volatility of the U.S. Dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Activity under the 2020 and 2022 ATM Programs is summarized as follows ($ in millions except per share data; shares in thousands):

	Contractual Maturity Dates	Execution Date	Number of Shares (1)	Weighted Average Price per Share (2)	Settlement Value (2)
Outstanding, December 31, 2022	February 2023 to November 2023		458	$657.75	$302
Forward Sale Agreements Executed	February 2024 to December 2024	May 2023 to December 2023	1,208	767.12	926
Forward Sale Shares Physically Settled	February 2023 to March 2024	February 2023 to November 2023	(1,023)	718.59	735
Outstanding, December 31, 2023	November 2024		643	$776.23	$499
Outstanding, June 30, 2024	November 2024		643	$786.44	$506

(1)For agreements settled, the amount represents the actual number of shares issued. For agreements executed and outstanding, the amount represents the number of shares that we would issue upon physical settlement. As of June 30, 2024, the maximum number of shares that could be required to be issued to net share settle the outstanding agreements was 1,287 (in thousands).
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
As of June 30, 2024, we had approximately $470 million of common stock available for sale under the 2022 ATM Program.
Stock-Based Compensation
For the six months ended June 30, 2024, the Talent, Culture and Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, granted an aggregate of 769,850 restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $875.66 per share and a weighted-average requisite service period of 3.55 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues, adjusted funds from operations ("AFFO") per share and digital services revenues as the performance measurements in the RSUs with both service and performance conditions that were granted in the six months ended June 30, 2024.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total stockholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the six months ended June 30, 2024. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2024 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$15	$12	$28	$23
Sales and marketing	25	23	46	43
General and administrative	85	69	152	137
Total	$125	$104	$226	$203

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
Under the terms of the stockholders’ agreement, the investor may put its 25% ownership stake in the entity to us for a maximum exercise price of $25 million, subject to certain contingent conditions. Accordingly, we present the investor’s contingently redeemable non-controlling interest ("NCI") outside of permanent equity at the higher of its maximum redemption amount of $25 million and its balance after attribution of gains and losses in the condensed consolidated balance sheets. There were no changes in the carrying value of the redeemable NCI for the three and six months ended June 30, 2024.
As of June 30, 2024, the carrying value of the assets and liabilities of the Indonesian VIE, which were included in other assets and other liabilities on the condensed consolidated balance sheets were $30 million and $4 million, respectively.
The income and losses attributable to us as well as to the redeemable NCI from the Indonesian VIE were insignificant for the three and six months ended June 30, 2024.
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
The following tables present revenue information disaggregated by product lines and geographic areas, (in millions):

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$624	$543	$333	$1,500	$1,231	$1,092	$667	$2,990
Interconnection	219	84	71	374	434	167	141	742
Managed infrastructure	66	34	16	116	132	69	33	234
Other (1)	7	24	3	34	13	48	7	68
Recurring revenues	916	685	423	2,024	1,810	1,376	848	4,034
Non-recurring revenues	50	36	49	135	95	72	85	252
Total	$966	$721	$472	$2,159	$1,905	$1,448	$933	$4,286

(1) Includes some leasing and hedging activities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$584	$517	$323	$1,424	$1,157	$1,033	$642	$2,832
Interconnection	204	77	66	347	403	150	131	684
Managed infrastructure	61	33	18	112	122	64	37	223
Other (1)	5	26	4	35	10	51	8	69
Recurring revenues	854	653	411	1,918	1,692	1,298	818	3,808
Non-recurring revenues	36	34	31	101	80	80	49	209
Total	$890	$687	$442	$2,019	$1,772	$1,378	$867	$4,017

(1) Includes some leasing and hedging activities.
Total revenues attributed to the U.S. were $825 million and $753 million during the three months ended June 30, 2024 and 2023, respectively. Total revenues attributed to the U.S. were $1.6 billion and $1.5 billion during the six months ended June 30, 2024 and 2023, respectively. There was no country outside of the U.S. from which we derived revenues that exceeded 10% of revenues for the three and six months ended June 30, 2024 and 2023. No single customer accounted for 10% or greater of our accounts receivable or revenues for the three and six months ended June 30, 2024 and 2023.
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA:
Americas	$451	$393	$860	$798
EMEA	324	295	652	622
Asia-Pacific	261	213	516	426
Total adjusted EBITDA	1,036	901	2,028	1,846
Depreciation, amortization and accretion expense	(490)	(461)	(1,015)	(920)
Stock-based compensation expense	(125)	(104)	(226)	(203)
Transaction costs	(3)	(6)	(5)	(8)
Gain on asset sales	18	2	18	1
Interest income	29	24	53	43
Interest expense	(110)	(100)	(214)	(197)
Other expense	(7)	(12)	(13)	(4)
Loss on debt extinguishment	—	—	(1)	—
Income before income taxes	$348	$244	$625	$558

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
 We also provide the following segment disclosures related to our operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation and amortization:
Americas	$269	$253	$576	$498
EMEA	133	123	265	247
Asia-Pacific	87	86	174	174
Total	$489	$462	$1,015	$919
Capital expenditures:
Americas	$393	$393	$818	$694
EMEA	146	156	337	302
Asia-Pacific	109	89	200	172
Total	$648	$638	$1,355	$1,168
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are located in the following geographic areas (in millions):

	June 30, 2024	December 31, 2023
Americas	$8,695	$8,611
EMEA	6,314	6,321
Asia-Pacific	3,605	3,669
Total property, plant and equipment, net	$18,614	$18,601

Americas	$417	$421
EMEA	345	368
Asia-Pacific	617	660
Total operating lease right-of-use assets	$1,379	$1,449
12.    Subsequent Events
Declaration of dividends
On August 7, 2024, we declared a quarterly cash dividend of $4.26 per share, which is payable on September 18, 2024 to our common stockholders of record as of the close of business on August 21, 2024.
Acquisition
On July 20, 2024, the Company entered into an agreement to acquire three data centers in the Philippines from Total Information Management (“TIM”), a leading technology solutions provider in the market. The acquisition is expected to close in the fourth quarter of 2024, subject to customary closing conditions.

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance-Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge solutions platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 264 IBXs, including 20 xScale data centers and the MC1 data center that are held in unconsolidated joint ventures, across 72 markets around the world. We offer the following solutions:
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
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 77% and 82%, as of June 30, 2024 and 2023, respectively. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows.
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

Revenue:
Our business is primarily based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to five years in length, and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three and six months ended June 30, 2024 and 2023. Our 50 largest customers accounted for approximately 36% of our recurring revenues for the three and six months ended June 30, 2024 and 37% of our recurring revenues for the three and six months ended June 30, 2023.
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
General and Administrative. Our general and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, accounting, legal and other professional service fees, and other general corporate expenses, such as our corporate regional headquarters office leases and depreciation expense on back office systems.
Taxation as a REIT:
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of June 30, 2024, our REIT structure included a majority of our data center operations in the Americas and EMEA regions, as well as the data center operations in Japan, Singapore, and Malaysia. Our data center operations in other jurisdictions are operated as TRSs. We have also included our share of the assets in xScale joint ventures (with the exception of Korea) in our REIT structure.
As a REIT, we generally are permitted to deduct from our U.S. federal taxable income the dividends we pay to our stockholders. The taxable income represented by such dividends is not subject to U.S. federal income taxes at the entity level but is taxed in the U.S., if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT compliant is subject to U.S. federal and state corporate income taxes, as applicable. Likewise, our foreign subsidiaries continue to be subject to local income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries ("QRSs"). We are also subject to a separate U.S. federal corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset held by us or a QRS following the liquidation or other conversion of a former TRS). This built-in-gain tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. In addition, should we recognize any gain from "prohibited transactions," we will be subject to tax on this gain at a 100% rate. "Prohibited transactions," for this purpose, are defined as dispositions of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors. If we fail to remain qualified for U.S. federal income taxation as a REIT, we will be subject to U.S. federal income taxes at regular corporate income tax rates. Even if we remain qualified for U.S. federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs, many states do not completely follow federal rules, and some may not follow them at all.
We continue to monitor our REIT compliance in order to maintain our qualification for U.S. federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
On June 19, 2024, we paid a quarterly cash dividend of $4.26 per share. On August 7, 2024, we declared a quarterly cash dividend of $4.26 per share, payable on September 18, 2024, to our common stockholders of record as of the close of business on August 21, 2024. We expect all of our 2024 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2024.
2024 Highlights:
•In April, we sold the Silicon Valley 12 (“SV12”) data center site in connection with the formation of a new joint venture to develop and operate an xScale data center in the Americas region (the “AMER 2 Joint Venture”). Upon closing, we contributed $26 million in exchange for a 20% partnership interest in the joint venture. See Note 4 within the Condensed Consolidated Financial Statements.
•In May, we issued $750 million aggregate principal amount of 5.500% senior notes due June 15, 2034 (the "2034 Notes"). See Note 8 within the Condensed Consolidated Financial Statements.
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

Three Months Ended June 30, 2024 and 2023
Revenues. Our revenues for the three months ended June 30, 2024 and 2023 were generated from the following revenue classifications and geographic regions ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$916	42%	$854	42%	$62	7%	8%
Non-recurring revenues	50	2%	36	2%	14	39%	37%
	966	44%	890	44%	76	9%	9%
EMEA:
Recurring revenues	685	32%	653	32%	32	5%	5%
Non-recurring revenues	36	2%	34	2%	2	6%	8%
	721	34%	687	34%	34	5%	5%
Asia-Pacific:
Recurring revenues	423	20%	411	20%	12	3%	7%
Non-recurring revenues	49	2%	31	2%	18	58%	73%
	472	22%	442	22%	30	7%	12%
Total:
Recurring revenues	2,024	94%	1,918	94%	106	6%	7%
Non-recurring revenues	135	6%	101	6%	34	34%	38%
	$2,159	100%	$2,019	100%	$140	7%	8%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Revenues
(in millions)
Americas Revenues. During the three months ended June 30, 2024, Americas revenues increased by $76 million or 9% (and also 9% on a constant currency basis). Growth in Americas revenues was primarily due to:
•$16 million of incremental revenues from non-recurring services provided to our joint ventures;

•approximately $13 million of incremental revenues generated from IBX data centers which opened within the twelve months ended June 30, 2024; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended June 30, 2024, EMEA revenues increased by $34 million or 5% (and also 5% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $12 million of incremental revenues generated from IBX data centers which opened within the twelve months ended June 30, 2024; and
•an increase in orders from both our existing customers and new customers during the period.
Asia-Pacific Revenues. During the three months ended June 30, 2024, Asia-Pacific revenues increased by $30 million or 7% (12% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•$21 million of incremental revenues from non-recurring services provided to our joint ventures; and
•an increase in orders from both our existing customers and new customers during the period.
Cost of Revenues. Our cost of revenues for the three months ended June 30, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$430	40%	$412	39%	$18	4%	5%
EMEA	421	39%	410	38%	11	3%	3%
Asia-Pacific	231	21%	239	23%	(8)	(3)%	1%
Total	$1,082	100%	$1,061	100%	$21	2%	3%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended June 30, 2024, Americas cost of revenues increased by $18 million or 4% (5% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$9 million of higher depreciation driven by IBX data center expansions;
•$6 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage;
•$6 million of higher rent and facilities costs; and
•$5 million of higher compensation costs including salaries, bonuses and stock-based compensation, primarily due to headcount growth.

The increase was partially offset by a decrease of $11 million in one-time software expenses related to our managed services business.
EMEA Cost of Revenues. During the three months ended June 30, 2024, EMEA cost of revenues increased by $11 million or 3% (and also 3% on a constant currency basis) primarily due to $9 million of higher depreciation driven by IBX expansions and other increases in costs to support revenue growth. These increases were substantially offset by decreased utilities costs, primarily driven by lower power costs and utility usage in the United Kingdom and France.
Asia-Pacific Cost of Revenues. During the three months ended June 30, 2024, Asia-Pacific cost of revenues decreased by $8 million or 3% (1% increase on a constant currency basis). The decrease in our Asia-Pacific cost of revenues was primarily due to lower utilities costs, primarily driven by decreases in power costs and lower utility usage in Hong Kong, Japan and Singapore.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2024 and 2023 by geographic regions were as follows ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$143	66%	$138	65%	$5	4%	4%
EMEA	49	22%	49	22%	—	—%	(1)%
Asia-Pacific	27	12%	29	13%	(2)	(7)%	(1)%
Total	$219	100%	$216	100%	$3	1%	2%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. Our Americas sales and marketing expense did not materially change during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to continue to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2024 and 2023 by geographic regions were as follows ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$295	68%	$268	66%	$27	10%	10%
EMEA	84	19%	78	19%	6	8%	6%
Asia-Pacific	58	13%	60	15%	(2)	(3)%	(1)%
Total	$437	100%	$406	100%	$31	8%	8%
 General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended June 30, 2024, Americas general and administrative expenses increased by $27 million or 10% (and also 10% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$13 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$8 million of higher depreciation expenses associated with back-office systems to support the growth of our business.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
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

Transaction Costs. During the three months ended June 30, 2024 and 2023, we did not record a significant amount of transaction costs.
Gain or Loss on Asset Sales. During the three months ended June 30, 2024, we recorded a gain of $18 million, primarily related to the sale of the Silicon Valley 12 ("SV12") data center. During the three months ended June 30, 2023, we did not record a significant amount of gain or loss on asset sales.
Income from Operations. Our income from operations for the three months ended June 30, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$113	26%	$68	21%	$45	66%	67%
EMEA	167	38%	151	45%	16	11%	11%
Asia-Pacific	156	36%	113	34%	43	38%	44%
Total	$436	100%	$332	100%	$104	31%	34%
Americas Income from Operations. During the three months ended June 30, 2024, Americas income from operations increased by $45 million or 66% (67% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, as described above.
EMEA Income from Operations. During the three months ended June 30, 2024, EMEA income from operations increased by $16 million or 11% (and also 11% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, as described above.
Asia-Pacific Income from Operations. During the three months ended June 30, 2024, Asia-Pacific income from operations increased by $43 million or 38% (44% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures and lower utility costs, as described above.
Interest Income. Interest income was $29 million, with an annualized yield of 6.69%, for the three months ended June 30, 2024 and was $24 million, with an annualized yield of 3.77%, for the three months ended June 30, 2023.
Interest Expense. Interest expense increased to $110 million for the three months ended June 30, 2024 from $100 million for the three months ended June 30, 2023, primarily due to the issuance of 2.875% Swiss Franc Senior Notes due 2028 in the third quarter of 2023 and the issuance of 5.500% Senior Notes due 2034 in the current quarter. During the three months ended June 30, 2024 and 2023, we capitalized $9 million and $6 million, respectively, of interest expense to construction in progress. See Note 8 within the Condensed Consolidated Financial Statements.
Other Expense. We did not record a significant amount of other expense during the three months ended June 30, 2024 and 2023.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the three months ended June 30, 2024 and 2023.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2024 and 2023, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the three months ended June 30, 2024 and 2023.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.

U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the three months ended June 30, 2024 and 2023.
For the three months ended June 30, 2024 and 2023, we recorded $47 million and $37 million of income tax expense, respectively. Our effective tax rates were 13.5% and 15.3% for the three months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the three months ended June 30, 2024 as compared to the same period in 2023 was mainly driven by the full valuation allowance position of our U.S. TRSs, resulting from losses in the prior period.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended June 30, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$451	44%	$393	44%	$58	15%	15%
EMEA	324	31%	295	32%	29	10%	10%
Asia-Pacific	261	25%	213	24%	48	23%	28%
Total	$1,036	100%	$901	100%	$135	15%	17%
Americas Adjusted EBITDA. During the three months ended June 30, 2024, Americas adjusted EBITDA increased by $58 million or 15% (and also 15% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, as described above.
EMEA Adjusted EBITDA. During the three months ended June 30, 2024, EMEA adjusted EBITDA increased by $29 million or 10% (and also 10% increase on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
Asia-Pacific Adjusted EBITDA. During the three months ended June 30, 2024, Asia-Pacific adjusted EBITDA increased by $48 million or 23% (28% increase on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures and lower utility costs, as described above.

Six Months Ended June 30, 2024 and 2023
Revenues. Our revenues for the six months ended June 30, 2024 and 2023 were generated from the following revenue classifications and geographic regions ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$1,810	42%	$1,692	43%	$118	7%	7%
Non-recurring revenues	95	2%	80	2%	15	19%	18%
	1,905	44%	1,772	45%	133	8%	7%
EMEA:
Recurring revenues	1,376	32%	1,298	32%	78	6%	7%
Non-recurring revenues	72	2%	80	2%	(8)	(10)%	(11)%
	1,448	34%	1,378	34%	70	5%	6%
Asia-Pacific:
Recurring revenues	848	20%	818	20%	30	4%	7%
Non-recurring revenues	85	2%	49	1%	36	73%	88%
	933	22%	867	21%	66	8%	12%
Total:
Recurring revenues	4,034	94%	3,808	95%	226	6%	7%
Non-recurring revenues	252	6%	209	5%	43	21%	23%
	$4,286	100%	$4,017	100%	$269	7%	8%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Revenues
(in millions)

Americas Revenues. During the six months ended June 30, 2024, Americas revenues increased by $133 million or 8% (7% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $28 million of incremental revenues generated from IBX data centers which opened within the twelve months ended June 30, 2024;
•$16 million of incremental revenues from non-recurring services provided to our joint ventures; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the six months ended June 30, 2024, EMEA revenues increased by $70 million or 5% (6% on a constant currency basis). Growth in EMEA revenues was primarily due to an increase in orders from both our existing customers and new customers during the period and approximately $17 million of incremental revenues generated from IBX data centers which opened within the twelve months ended June 30, 2024.
Asia-Pacific Revenues. During the six months ended June 30, 2024, Asia-Pacific revenues increased by $66 million or 8% (12% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•$41 million of incremental revenues from non-recurring services provided to our joint ventures;
•approximately $9 million of incremental revenues generated from IBX data centers which opened within the twelve months ended June 30, 2024; and
•an increase in orders from both our existing customers and new customers during the period.
Cost of Revenues. Our cost of revenues for the six months ended June 30, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$870	40%	$799	39%	$71	9%	9%
EMEA	849	39%	794	38%	55	7%	7%
Asia-Pacific	454	21%	474	23%	(20)	(4)%	—%
Total	$2,173	100%	$2,067	100%	$106	5%	6%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the six months ended June 30, 2024, Americas cost of revenues increased by $71 million or 9% (and also 9% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•approximately $40 million of higher depreciation expense driven by IBX data center expansions and acceleration of depreciation expense for certain assets with shortened useful lives;

•$15 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$12 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage.
EMEA Cost of Revenues. During the six months ended June 30, 2024, EMEA cost of revenues increased by $55 million or 7% (and also 7% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to higher utilities costs as a result of increases in power costs and higher utility usage in Germany, the Netherlands and the United Kingdom, partially offset by decreases in power costs and lower utility usage in France.
In addition to the increased utilities costs, the increase in EMEA cost of revenues was further driven by $17 million of higher depreciation expense driven by IBX data center expansions and acceleration of depreciation expense for certain assets with shortened useful lives.
Asia-Pacific Cost of Revenues. During the six months ended June 30, 2024, Asia-Pacific cost of revenues decreased by $20 million or 4% (0% on a constant currency basis). The decrease in our Asia-Pacific cost of revenues was primarily due to lower utilities costs, driven by decreases in power costs and lower utility usage in Hong Kong, Japan and Singapore.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2024 and 2023 by geographic regions were as follows ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$295	66%	$275	64%	$20	7%	7%
EMEA	94	21%	97	23%	(3)	(3)%	(1)%
Asia-Pacific	56	13%	54	13%	2	4%	7%
Total	$445	100%	$426	100%	$19	4%	5%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the six months ended June 30, 2024, Americas sales and marketing expenses increased by $20 million or 7% (and also 7% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to an increase in compensation costs including salaries, bonuses and stock-based compensation, attributable to headcount growth.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2024 and 2023 by geographic regions were as follows ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$604	68%	$534	67%	$70	13%	13%
EMEA	164	19%	154	19%	10	6%	6%
Asia-Pacific	113	13%	113	14%	—	—%	3%
Total	$881	100%	$801	100%	$80	10%	10%
General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the six months ended June 30, 2024, Americas general and administrative expenses increased by $70 million or 13% (and also 13% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$39 million of higher depreciation expense associated with back-office systems to support the growth of our business; and
•$17 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
EMEA General and Administrative Expenses. During the six months ended June 30, 2024, EMEA general and administrative expenses increased by $10 million or 6% (and also 6% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
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
Transaction costs. During the six months ended June 30, 2024 and 2023, we recorded transaction costs totaling $5 million and $8 million, respectively. These transaction costs primarily related to costs incurred in connection with recent acquisitions and the formation of new joint ventures. See Note 4 within the Condensed Consolidated Financial Statements.
Gain or Loss on Asset Sales. During the six months ended June 30, 2024, we recorded a gain of $18 million, primarily related to the sale of the Silicon Valley 12 ("SV12") data center. During the six months ended June 30, 2023, we did not record a significant amount of gain or loss on asset sales.
Income from Operations. Our income from operations for the six months ended June 30, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$150	18%	$156	22%	$(6)	(4)%	(5)%
EMEA	340	43%	335	47%	5	1%	4%
Asia-Pacific	310	39%	225	31%	85	38%	44%
Total	$800	100%	$716	100%	$84	12%	15%
Americas Income from Operations. During the six months ended June 30, 2024, Americas income from operations decreased by $6 million or 4% (5% on a constant currency basis), primarily due to higher compensation costs and depreciation expense, partially offset by higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, as described above.
EMEA Income from Operations. During the six months ended June 30, 2024, EMEA income from operations increased by $5 million or 1% (4% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, as described above.
Asia-Pacific Income from Operations. During the six months ended June 30, 2024, Asia-Pacific income from operations increased by $85 million or 38% (44% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures and lower utility costs, as described above.
Interest Income. Interest income was $53 million, with an annualized yield of 6.07%, for the six months ended June 30, 2024 and was $43 million, with an annualized yield of 3.61% for the six months ended June 30, 2023. The increase was primarily due to interest income earned on the AMER 2 Loan. See Note 4 within the Condensed Consolidated Financial Statements.
Interest Expense. Interest expense increased to $214 million for the six months ended June 30, 2024 from $197 million for the six months ended June 30, 2023, primarily due to the issuance of 5.500% Senior Notes due 2034 and an increase in the variable rate of our GBP term loan. During the six months ended June 30, 2024 and 2023, we capitalized $18 million and $12 million, respectively, of interest expense to construction in progress. See Note 8 within the Condensed Consolidated Financial Statements.
Other Expense. We recorded net other expense of $13 million during the six months ended June 30, 2024, which includes $11 million of our share of losses of equity method investments. We did not record a significant amount of net other expense during the six months ended June 30, 2023. See Note 4 within the Condensed Consolidated Financial Statements.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the six months ended June 30, 2024 and 2023.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2024 and 2023, respectively. As such, other than state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the six months ended June 30, 2024 and 2023.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the six months ended June 30, 2024 and 2023.
For the six months ended June 30, 2024 and 2023, we recorded $93 million and $92 million of income tax expense, respectively. Our effective tax rates were 14.9% and 16.6%, for the six months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the six months ended June 30, 2024 as compared to the same period in 2023 was mainly driven by the full valuation allowance position of our U.S. TRSs, resulting from losses in the prior period.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the six months ended June 30, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$860	43%	$798	43%	$62	8%	8%
EMEA	652	32%	622	34%	30	5%	5%
Asia-Pacific	516	25%	426	23%	90	21%	26%
Total	$2,028	100%	$1,846	100%	$182	10%	11%
Americas Adjusted EBITDA. During the six months ended June 30, 2024, Americas adjusted EBITDA increased by $62 million or 8% (and also 8% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, as described above.
EMEA Adjusted EBITDA. During the six months ended June 30, 2024, EMEA adjusted EBITDA increased by $30 million or 5% (and also 5% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, as described above.
Asia-Pacific Adjusted EBITDA. During the six months ended June 30, 2024, Asia-Pacific adjusted EBITDA increased by $90 million or 21% (26% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures and lower utility costs, as described above.
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

Adjusted EBITDA
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$301	$207	$532	$466
Income tax expense	47	37	93	92
Interest income	(29)	(24)	(53)	(43)
Interest expense	110	100	214	197
Other expense	7	12	13	4
Loss on debt extinguishment	—	—	1	—
Depreciation, amortization, and accretion expense	490	461	1,015	920
Stock-based compensation expense	125	104	226	203
Transaction costs	3	6	5	8
Gain on asset sales	(18)	(2)	(18)	(1)
Adjusted EBITDA	$1,036	$901	$2,028	$1,846
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

Our FFO and AFFO were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$301	$207	$532	$466
Adjustments:
Real estate depreciation	306	284	622	568
(Gain) loss on disposition of real estate property	(16)	1	(16)	3
Adjustments for FFO from unconsolidated joint ventures	6	3	12	6
FFO attributable to common stockholders	$597	$495	$1,150	$1,043

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
FFO attributable to common stockholders	$597	$495	$1,150	$1,043
Adjustments:
Installation revenue adjustment	—	6	(2)	4
Straight-line rent expense adjustment	5	11	11	12
Contract cost adjustment	(2)	(14)	(10)	(21)
Amortization of deferred financing costs and debt discounts	5	5	10	10
Stock-based compensation expense	125	104	226	203
Stock-based charitable contributions	3	3	3	3
Non-real estate depreciation expense	132	126	290	247
Amortization expense	51	52	103	104
Accretion expense adjustment	1	(1)	—	1
Recurring capital expenditures	(45)	(40)	(66)	(63)
Loss on debt extinguishment	—	—	1	—
Transaction costs	3	6	5	8
Income tax expense adjustment	4	1	4	3
Adjustments for AFFO from unconsolidated joint ventures	(2)	—	(5)	2
AFFO attributable to common stockholders	$877	$754	$1,720	$1,556
Our AFFO results have improved due to the factors discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three and six months ended June 30, 2024 as compared to the same period in 2023, the U.S. dollar was weaker relative to the British Pound, which resulted in a favorable foreign currency impact on revenue and operating income, and an unfavorable foreign currency impact on operating expenses. During the three and six months ended June 30, 2024 as compared to the same period in 2023, the U.S. dollar was stronger relative to the Australian Dollar and Japanese Yen, which resulted in an unfavorable foreign currency impact on revenue and operating income, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the six months ended June 30, 2023 are used as exchange rates for the six months ended June 30, 2024 when comparing the six months ended June 30, 2024 with the six months ended June 30, 2023).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of June 30, 2024, our principal sources of liquidity were $2.0 billion of cash and cash equivalents. In addition to our cash balance, we had $3.9 billion of additional liquidity available to us from our $4.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our 2022 ATM Program, under which we may offer and sell from time to time our common stock in "at the market" transactions on either a spot or forward basis. As of June 30, 2024, we had $470 million available for sale under the 2022 ATM Program, in addition to approximately $506 million of net proceeds of unsettled forward sale transactions.
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

Cash Flow
Our net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2024 and 2023 were as follows (in millions):

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by operating activities	$1,510	$1,433	$77
Net cash used in investing activities	(1,461)	(1,191)	(270)
Net cash provided by (used in) financing activities	(103)	215	(318)
Operating Activities
Net cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $77 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily driven by improved results of operations offset by increases in cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities increased by $270 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to:
•$196 million increase in investment in loan receivable;
•$187 million increase in capital expenditures; and
•$85 million increase in real estate acquisitions.
This increase was partially offset by:
•$175 million increase in the proceeds from the sale of assets to our Joint Ventures; and
•$19 million decrease in purchases of investments.
Financing Activities
Net cash provided by (used in) financing activities decreased by $318 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily driven by:
•$301 million decrease in proceeds from the 2020 and 2022 ATM Programs; and
•$170 million increase in dividend distributions.
This decrease was partially offset by:
•$180 million increase in proceeds from senior notes.
Material Cash Commitments
As of June 30, 2024, our principal commitments were primarily comprised of:
•approximately $13.8 billion of principal from our senior notes (gross of debt issuance costs and debt discounts);
•approximately $3.2 billion of interest on mortgage payable, other loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$661 million of principal from our term loans, mortgage payable and other loans payable (gross of debt issuance costs and debt discounts);
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
Other Contractual Obligations
We have additional future equity contributions and loan commitments to our joint ventures. For additional information, see the "Equity Method Investments" footnote within the Condensed Consolidated Financial Statements.
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of June 30, 2024. For additional information, see “Maturities of Lease Liabilities” in Note 7 within the Condensed Consolidated Financial Statements.
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
Market Risk
There have been no significant changes to our exposure management and procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the six months ended June 30, 2024 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2023, other than factors discussed below.
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
We have entered into various foreign currency debt obligations. As of June 30, 2024, the total principal amount of foreign currency debt obligations was $2.7 billion, including $1.2 billion denominated in Euro, $632 million denominated in British Pound, $481 million denominated in Japanese Yen, $334 million denominated in Swiss Franc, $25 million denominated in Canadian Dollar and $3 million denominated in Nigerian Naira. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of June 30, 2024, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $295 million and $241 million, respectively. As of June 30, 2024, we have designated $823 million of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the condensed consolidated balance sheets.
We are also party to cross-currency interest rate swaps. As of June 30, 2024, the total notional amount of cross-currency interest rate swap contracts was $4.8 billion. As of June 30, 2024, we have designated $2.4 billion of the total notional amount of cross-currency swaps as net investment hedges against our investment in foreign subsidiaries and $1.0 billion as cash flow hedges against a portion of our foreign currency denominated debt and a portion of our U.S. dollar-denominated fixed-rate debt. The remaining $1.4 billion of cross-currency interest rate swaps were not designated as hedging instruments, but were used to offset remeasurement gains and losses from foreign currency monetary assets and liabilities. If the U.S. dollar weakened or strengthened by 10% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $358 million and $296 million, respectively.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2024. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the six months ended June 30, 2024 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $140 million and $122 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the six months ended June 30, 2024 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $169 million and $153 million, respectively.

Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of June 30, 2024 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $6 million or decrease by approximately $6 million based on the total balance of our term loan borrowings as of June 30, 2024.
We periodically enter into interest rate locks to hedge the interest rate exposure created by anticipated fixed rate debt issuances, which are designated as cash flow hedges. When interest rate locks are settled, any accumulated gain or loss included as a component of other comprehensive income (loss) will be amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. We also use cross-currency swaps to hedge our interest rate risk in a portion of our foreign currency-denominated variable-rate debt and a portion of our U.S. dollar-denominated fixed-rate debt. As of June 30, 2024, the total notional amount of such cross-currency interest rate swaps was $1.0 billion.

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
(b) Changes in Internal Control over Financial Reporting. In the second quarter of 2024, as part of our multi-year project to move the backbone of our finance systems to the Cloud, we completed deployment of certain modules in our new cloud enterprise resource planning (“ERP”) system to support financial close and reporting. As a result of the ERP system implementation, in the second quarter of 2024 certain internal controls over financial reporting have been automated, modified, or implemented to address the new control environment and processes associated with the ERP system.
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Any power outages, shortages, capacity constraints, limits on access or significant increases in the cost of power may have an adverse effect on our business and our results of operations.

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

Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyber-attacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids or internal systems more generally, and planned power outages by public utilities, such as Pacific Gas and Electric Company's practice of planned outages in California to minimize fire risks, could harm our customers and our business. Employees working from home could be subjected to power outages at home which could be difficult to track and could affect the day-to-day operations of our non-IBX data center employees. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical and regulatory problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we could be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators, which are in turn supported by onsite fuel storage and through contracts with fuel suppliers, but these measures may not always prevent downtime or solve for long-term or large-scale outages. Any outage or supply disruption could adversely affect our business, customer experience and revenues.

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
•extreme temperatures;
•water damage;
•fiber failures, subsea cable damage and other network interruptions;
•software updates;
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

Furthermore, we are dependent upon internet service providers, telecommunications carriers and other website operators in the Americas, Asia-Pacific and EMEA regions and elsewhere, some of which have experienced significant system failures and electrical outages in the past. We also rely on a number of third-party software providers in order to deliver our offerings and operate our business. Our customers may in the future experience difficulties due to system failures unrelated to our systems and offerings. If, for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially and adversely impacted.

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

If we are unable to successfully implement our current leadership transition, or if we are unable to recruit or retain key qualified personnel, our business could be harmed.

On June 3, 2024, Adaire Fox-Martin became our new Chief Executive Officer and our prior CEO, Charles Meyers, became our new Executive Chairman of the Board. Our success depends, in part, on the effectiveness of these transitions. Our new CEO will be critical to executing on and achieving our strategy. Further, our new CEO may bring different perspectives, and the future strategy and direction of our business may differ materially from those of the past. If we are unable to execute an orderly transition and successfully integrate our new CEO into our leadership team, our operations and financial conditions may be adversely affected.

Our future performance also depends on the contributions of our extended leadership team and other key employees to execute on our strategic plans. We must continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent. The failure to recruit and retain necessary key personnel could cause disruption, harm our business and hamper our ability to grow our company.

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

We have begun leveraging artificial intelligence and machine learning (collectively, “AI”) capabilities for our employees to use in their day-to-day operations. Failure to invest adequately in such capabilities may result in us lagging behind our competitors in terms of improving operational efficiency and achieving superior outcomes for our business and our customers. As we embark on these initiatives, we may encounter challenges such as a shortage of appropriate data to train internal AI models, a lack of skilled talent to effectively execute our strategy of leveraging AI internally, or the possibility that the tools we utilize may not deliver the intended value. Use of third-party AI tools can also bring information security, data privacy and legal risks. Failure to successfully harness these AI tools could negatively impact our business and operating results.

We have been, and in the future may be, subject to securities class action and other litigation, which may harm our business and results of operations.

We have been, and in the future may be, subject to securities class action or other litigation. For example, on May 2, 2024, a putative stockholder class action was filed against the Company and certain of our officers in the United States District Court for the Northern District of California alleging that the defendants made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. Securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management's attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief. Further, any payments made in settlement may directly reduce our revenue under U.S. GAAP and could negatively impact our results of operations for the period. While we maintain insurance coverage, we cannot be certain that such coverage will continue to be available on acceptable terms or in sufficient amounts to cover potential losses. For all of these reasons, litigation could seriously harm our business, results of operations, financial condition or cash flows.

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

Government contracts often have unique terms and conditions, such as most favored customer obligations, and are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business.

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

The stock market has from time-to-time experienced extreme price and volume fluctuations, which have particularly affected the market prices for technology, data center and REIT stocks, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets may affect the market value of our common stock. Furthermore, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of this type of litigation and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and/or damages, and divert management's attention from other business concerns, which could seriously harm our business.

Furthermore, short sellers may engage in activity intended to drive down the market price of our common stock, which could also result in related regulatory and governmental scrutiny, among other effects. Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our common stock for the price to decline. At any time, short sellers may also publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum in our common stock. Short selling reports can cause downward pressure and increased volatility in an issuer’s stock price. In particular, on March 20, 2024, a short seller report was published about us, which contained certain allegations related to components of our operating results and other strategic matters. As a result, the Audit Committee of our Board of Directors commenced an independent investigation to review the matters referenced in the report. Shortly after the release of the report, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California and on April 30, 2024, we also received a subpoena from the Securities and Exchange Commission. We are cooperating fully with both. The foregoing subpoenas, or any inquiries or investigations conducted by a governmental organization or other regulatory body or internal investigation could result in a material diversion of our management’s time and result in substantial cost and, in the event of an adverse finding, could have a material adverse effect on our business and results of operations.

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
As of June 30, 2024, our retained earnings were $4.5 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of June 30, 2024, our total indebtedness (inclusive of finance lease liabilities and gross of debt issuance costs and debt discounts) was approximately $16.7 billion, our stockholders' equity was $12.3 billion and our cash and cash equivalents totaled $2.0 billion. In addition, as of June 30, 2024, we had approximately $3.9 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of June 30, 2024, we recorded operating lease liabilities of $1.4 billion, which represents our obligation to make lease payments under those lease arrangements.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In November 2022 and as amended in October 2023, we established an "at the market" equity offering program (the "2022 ATM Program") in the amount of $1.5 billion under which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of June 30, 2024, we had approximately $470 million available for sale under the 2022 ATM Program. We have refreshed our ATM program in the past and expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 10 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM programs.
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

Additionally, in light of the recently held and upcoming elections in the U.S. and around the world, there is considerable uncertainty regarding reforms of various aspects of existing laws, regulations and enforcement priorities and strategies that could have a material effect on our business and results of operations, as well as on the price of our common stock. Many countries and states have increasingly taken a more proactive approach on sustainability through the adoption of regulations that oblige corporations to make disclosures on their corporate sustainability efforts through mandatory ESG reporting and to decarbonize their operations and supply chain. It is possible that compliance with the sustainability-related regulations and directives will require us to re-evaluate and make changes to our current operations and our supply chain and thus increase our cost of doing business in the relevant affected regions or countries. We may incur incremental costs to enhance our internal systems to collect the data needed to meet these regulatory requirements, including attestation standards.

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
We paid a quarterly distribution on June 19, 2024 and have declared a quarterly distribution to be paid on September 18, 2024. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

Although we currently undertake, and may decide in the future to further undertake, foreign exchange hedging transactions to reduce foreign currency transaction exposure, not every market is appropriate for a hedging strategy and we do not currently intend to eliminate all foreign currency transaction exposure. In addition, REIT compliance rules may restrict our ability to enter into hedging transactions. Therefore, any weakness of the U.S. Dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. Dollars. However, as we have experienced more recently, if the U.S. Dollar strengthens relative to the currencies of the foreign countries in which we operate, our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. Dollars. For additional information on foreign currency risks, refer to our discussion of foreign currency risk in "Quantitative and Qualitative Disclosures about Market Risk" included in Item 2 of this Quarterly Report on Form 10-Q.

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

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, each of the following directors and/or officers adopted a “Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K. All trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5- (c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.

	Adoption Date	Start Date	End Date	Total Shares to be Sold
Mike Campbell, Chief Sales Officer	5/21/2024	1/16/2025	4/30/2025	See footnote (1)
Scott Crenshaw, EVP and GM, Digital Services	5/31/2024	1/16/2025	9/30/2025	See footnote (2)
Brandi Galvin Morandi, Chief Legal and HR Officer	6/6/2024	9/5/2024	4/30/2025	See footnote (3)
Jon Lin, EVP and GM, Data Center Services	6/6/2024	1/16/2025	4/30/2025	See footnote (4)
Charles Meyers, Executive Chairman	6/5/2024	9/4/2024	4/30/2025	See footnote (5)
Keith Taylor, Chief Financial Officer	5/30/2024	9/3/2024	4/30/2025	See footnote (6)
Merrie Williamson, Chief Customer and Revenue Officer	5/29/2024	9/4/2024	4/30/2025	See footnote (7)

(1)Mr. Campbell’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding and/or diversification purposes relating to awards totaling up to 11,360 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2024 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(2)Mr. Crenshaw’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding and/or diversification purposes relating to awards totaling up to 7,759 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2024 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(3)Ms. Morandi’s plan includes (a) 3,453 shares and (b) subject to the achievement of performance conditions, the potential sale of shares for tax withholding and/or diversification purposes relating to awards totaling up to 11,208 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2024 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(4)Mr. Lin’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding and/or diversification purposes relating to awards totaling up to 7,620 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2024 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(5)Mr. Meyer’s plan includes (a) 6,234 shares and (b) subject to the achievement of performance conditions, the potential sale of up to 30,301 shares for tax withholding and/or diversification purposes on a grant-by-grant basis. This plan also includes any shares to be granted under the 2024 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(6)Mr. Taylor’s plan includes (a) 3,000 shares and (b) subject to the achievement of performance conditions, the potential sale of up to 16,099 shares for tax withholding and/or diversification purposes on a grant-by-grant basis. This plan also includes any shares to be granted under the 2024 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(7)Ms. Williamson’s plan includes (a) 576 shares and (b) subject to the achievement of performance conditions, the potential sale of shares for tax withholding and/or diversification purposes relating to awards totaling up to 5,251 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2024 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No. 2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No. 3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/13/2023	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	12/5/2017	4.1

4.3	Fourth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.2

4.4	Form of 2.625% Senior Note due 2024 (See Exhibit 4.3)

4.5	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.4

4.6	Form of 2.900% Senior Note due 2026 (See Exhibit 4.5)

4.7	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.6

4.8	Form of 3.200% Senior Note due 2029 (See Exhibit 4.7)	8-K	6/22/2020

4.9	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.2

4.10	Form of 1.250% Senior Note due 2025 (See Exhibit 4.9)

4.11	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.4

4.12	Form of 1.800% Senior Note due 2027 (See Exhibit 4.11)

4.13	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.6

4.14	Form of 2.150% Senior Note due 2030 (see Exhibit 4.13)

4.15	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.8

4.16	Form of 3.000% Senior Note due 2050 (See Exhibit 4.15)

4.17	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.2

4.18	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.17)

4.19	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.4

4.20	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.19)

4.21	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.6

4.22	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.21)

4.23	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.2

4.24	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.23)

4.25	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.4

4.26	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.25)

4.27	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.2

4.28	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.27)

4.29	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.4

4.30	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.29)

4.31	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.6

4.32	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.31)

4.33	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.8

4.34	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.33)

4.35	Twentieth Supplemental Indenture, dated as of April 5, 2022, between Equinix, Inc. and U.S. Bank Trust Company National Association, as Trustee.	8-K	4/5/2022	4.2

4.36	Form of 3.900% Senior Notes due 2032 (included in Exhibit 4.35)

4.37	Notes Purchase Agreement, dated February 7, 2023, and issued by Equinix Japan K.K. and Equinix, Inc. as Parent Guarantor.	10-Q	3/31/2023	4.39

4.38	Terms and Conditions of the Swiss Francs bonds due September 12, 2028, issued by Equinix Europe 1 Financing Corporation LLC and guaranteed by Equinix, Inc. as Guarantor.	10-Q	9/30/2023	4.40

4.39	Indenture, dated as of March 18, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee	POSASR	3/18/2024	4.40

4.40	First Supplemental Indenture, dated as of May 30, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee	8-K	5/30/2024	4.20

4.41	Form of 5.500% Senior Note due 2034 (included in Exhibit 4.40)

4.42	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.43	Description of Securities	10-K	12/31/2023	4.38

10.1	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

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
		10-K	12/31/2021	10.22

10.3**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.4**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2021	10.2

10.5**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.6**	Equinix, Inc. 2004 Employee Stock Purchase Plan	DEF 14A	4/12/2024	Appendix B

10.7**	2022 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.11

10.8**	2022 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.12

10.9**	2022 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.13

10.10**	2023 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.15

10.11**	2023 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.16

10.12**	2023 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.17

10.13**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.14**	Change in Control Severance Agreement between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.15**	Change in Control Severance Agreement between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.16**	Change in Control Severance Agreement between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.17**	Change in Control Severance Agreement between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.18**	Change in Control Severance Agreement between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.19**	Change in Control Severance Agreement between Equinix, Inc and Jon Lin dated January 2, 2022.	10-K	12/31/2022	10.24

10.20**	Change in Control Severance Agreement between Equinix, Inc. and Scott Crenshaw dated August 1, 2022.	10-K	12/31/2022	10.25

10.21**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.22**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.23**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.24**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.25**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

10.26**	Amendment to Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated September 21, 2022.	10-Q	9/30/2022	10.39

10.27**	Offer Letter between Equinix, Inc. and Adaire Fox-Martin, dated as of March 7, 2024.	8-K	3/7/2024	10.1

10.28**	Form of Severance Agreement between Equinix, Inc. and Adaire Fox-Martin.	8-K	3/7/2024	10.2

10.29**	Executive Chairman Agreement between Equinix, Inc. and Charles Meyers, dated as of March 7, 2024.	8-K	3/7/2024	10.3

10.30**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.34

10.31**	2024 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.35

10.32**	2024 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.36

10.33**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Charles Meyers.				X

10.34**	2024 Form of TSR Restricted Stock Unit Agreement for Charles Meyers.				X

10.35**	2024 Form of Time-Based Restricted Stock Unit Agreement for Charles Meyers.				X

10.36**	2024 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2024	10.40

10.37**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Merrie Williamson.	10-Q	3/31/2024	10.41

10.38**	2024 Form of TSR Restricted Stock Unit Agreement for Merrie Williamson.	10-Q	3/31/2024	10.42

10.39**	2024 Form of Time-Based Restricted Stock Unit Agreement for Merrie Williamson.	10-Q	3/31/2024	10.43

10.40**	New Hire Time-Based Restricted Stock Agreement for Merrie Williamson.	10-Q	3/31/2024	10.44

10.41**	Special Advisor to the Board Agreement between Equinix, Inc. and Peter Van Camp, dated March 7, 2024.	10-Q	3/31/2024	10.45

10.42**	Offer Letter between Equinix, Inc. and Merrie Williamson, dated February 12, 2024.	10-Q	3/31/2024	10.46

10.43**	Change in Control Severance Agreement between Equinix, Inc and Merrie Williamson, dated March 25, 2024.	10-Q	3/31/2024	10.47

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	12/31/2023	23.1

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Equinix, Inc. Compensation Recoupment Policy.	10-K	12/31/2023	97.1

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: August 7, 2024
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)