Form 10-Q
period 2024-09-30
EQUINIX INC
filed 2024-10-30
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
(650) 598-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001	EQIX	The Nasdaq Stock Market LLC
0.250% Senior Notes due 2027		The Nasdaq Stock Market LLC
1.000% Senior Notes due 2033		The Nasdaq Stock Market LLC
3.650% Senior Notes due 2033		The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of October 29, 2024 was 96,488,187.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,776	$2,096
Short-term investments	451	—
Accounts receivable, net of allowance of $32 and $17	1,123	1,004
Other current assets	705	468
Total current assets	5,055	3,568
Property, plant and equipment, net	19,665	18,601
Operating lease right-of-use assets	1,487	1,449
Goodwill	5,768	5,737
Intangible assets, net	1,544	1,705
Other assets	1,919	1,591
Total assets	$35,438	$32,651
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,125	$1,187
Accrued property, plant and equipment	394	398
Current portion of operating lease liabilities	149	131
Current portion of finance lease liabilities	202	138
Current portion of mortgage and loans payable	5	8
Current portion of senior notes	2,198	998
Other current liabilities	297	302
Total current liabilities	4,370	3,162
Operating lease liabilities, less current portion	1,366	1,331
Finance lease liabilities, less current portion	2,193	2,123
Mortgage and loans payable, less current portion	688	663
Senior notes, less current portion	12,387	12,062
Other liabilities	822	796
Total liabilities	21,826	20,137
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	25	25
Common stockholders’ equity (shares in thousands):
Common stock, $0.001 par value per share: 300,000 shares authorized; 96,594 issued and 96,488 outstanding in 2024 and 94,630 issued and 94,479 outstanding in 2023	—	—
Additional paid-in capital	20,069	18,596
Treasury stock, at cost; 106 shares in 2024 and 151 shares in 2023	(40)	(56)
Accumulated dividends	(9,921)	(8,695)
Accumulated other comprehensive loss	(1,283)	(1,290)
Retained earnings	4,763	3,934
Total common stockholders' equity	13,588	12,489
Non-controlling interests	(1)	—
Total stockholders’ equity	13,587	12,489
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$35,438	$32,651
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
Revenues	$2,201	$2,061	$6,487	$6,078
Costs and operating expenses:
Cost of revenues	1,098	1,069	3,271	3,136
Sales and marketing	237	212	682	638
General and administrative	434	404	1,315	1,205
Transaction costs	7	(1)	12	7
Gain on asset sales	—	(4)	(18)	(5)
Total costs and operating expenses	1,776	1,680	5,262	4,981
Income from operations	425	381	1,225	1,097
Interest income	35	23	88	66
Interest expense	(117)	(102)	(331)	(299)
Other income (expense)	7	(6)	(6)	(10)
Loss on debt extinguishment	—	—	(1)	—
Income before income taxes	350	296	975	854
Income tax expense	(54)	(20)	(147)	(112)
Net income	296	276	828	742
Net loss attributable to non-controlling interests	1	—	1	—
Net income attributable to common stockholders	$297	$276	$829	$742
Earnings per share (“EPS”) attributable to common stockholders:
Basic EPS	$3.11	$2.94	$8.73	$7.94
Weighted-average shares for basic EPS (in thousands)	95,394	93,683	94,992	93,396
Diluted EPS	$3.10	$2.93	$8.69	$7.91
Weighted-average shares for diluted EPS (in thousands)	95,731	94,168	95,350	93,788
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
Net income	$296	$276	$828	$742
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (“CTA”) gain (loss), net of tax effects of $0, $0, $0 and $0	421	(413)	(15)	(230)
Net investment hedge CTA gain (loss), net of tax effects of $0, $0, $0 and $0	(138)	149	16	85
Unrealized gain (loss) on cash flow hedges, net of tax effects of $12, $(9), $5 and $(4)	(25)	26	6	8
Total other comprehensive income (loss), net of tax	258	(238)	7	(137)
Comprehensive income, net of tax	554	38	835	605
Net loss attributable to non-controlling interests	1	—	1	—
Comprehensive income attributable to common stockholders	$555	$38	$836	$605
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$828	$742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,356	1,226
Stock-based compensation	348	301
Amortization of intangible assets	155	156
Amortization of debt issuance costs and debt discounts	15	15
Provision for credit loss allowance	28	15
Gain on asset sales	(18)	(5)
Loss on debt extinguishment	1	—
Other items	24	28
Changes in operating assets and liabilities:
Accounts receivable	(153)	(200)
Income taxes, net	(14)	(7)
Other assets	(204)	(128)
Operating lease right-of-use assets	117	117
Operating lease liabilities	(102)	(100)
Accounts payable and accrued expenses	(98)	85
Other liabilities	(15)	(27)
Net cash provided by operating activities	2,268	2,218
Cash flows from investing activities:
Purchases of investments	(65)	(82)
Purchase of short-term investments	(450)	—
Real estate acquisitions	(287)	(153)
Purchases of other property, plant and equipment	(2,079)	(1,785)
Proceeds from sale of assets, net of cash transferred	247	77
Investment in loan receivable	(196)	—
Loan receivable upfront fee	4	—
Net cash used in investing activities	(2,826)	(1,943)
Cash flows from financing activities:
Proceeds from employee equity programs	92	87
Payment of dividends	(1,230)	(972)
Proceeds from public offering of common stock, net of issuance costs	976	301
Proceeds from senior notes, net of debt discounts	1,524	902
Repayment of finance lease liabilities	(101)	(98)
Contribution from non-controlling interest	4	25
Repayment of mortgage and loans payable	(6)	(5)
Debt issuance costs	(14)	(7)
Net cash provided by financing activities	1,245	233
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(7)	(58)
Net increase in cash, cash equivalents and restricted cash	680	450
Cash, cash equivalents and restricted cash at beginning of period	2,096	1,908
Cash, cash equivalents and restricted cash at end of period	$2,776	$2,358

Cash and cash equivalents	$2,776	$2,357
Current portion of restricted cash included in other current assets	—	1
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$2,776	$2,358
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
Our effective tax rates were 15.1% and 13.2% for the nine months ended September 30, 2024 and 2023, respectively.
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
(Unaudited)
2.    Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2024	$1,004	$52	$86	$125	$154
Closing balances as of September 30, 2024	1,123	90	101	128	145
Increase (Decrease)	$119	$38	$15	$3	$(9)

(1)    Increase is net of a $15 million increase in our allowance for credit losses, driven by incremental reserves and partially offset by recoveries and write-downs of amounts previously reserved.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the nine months ended September 30, 2024 from the opening deferred revenue balance as of January 1, 2024 was $73 million.
Remaining performance obligations
As of September 30, 2024, approximately $11.1 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to five years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 70% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployments dates, contract modifications, renewals and/or terminations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented ($ in millions except per share data; share data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$296	$276	$828	$742
Net loss attributable to non-controlling interests	1	—	1	—
Net income attributable to common stockholders	$297	$276	$829	$742

Weighted-average shares used to calculate basic EPS	95,394	93,683	94,992	93,396
Effect of dilutive securities:
Employee equity awards	337	485	358	392
Weighted-average shares used to calculate diluted EPS	95,731	94,168	95,350	93,788

EPS attributable to common stockholders:
Basic EPS	$3.11	$2.94	$8.73	$7.94
Diluted EPS	$3.10	$2.93	$8.69	$7.91
We have excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 216 and 25 shares for the three months ended September 30, 2024 and 2023, respectively, and approximately 473 and 79 shares for the nine months ended September 30, 2024 and 2023, respectively, because their effect would be anti-dilutive (in thousands).
4.    Acquisitions
Pending Acquisition
On July 20, 2024, we entered into an agreement to acquire three data centers in the Philippines from Total Information Management (“TIM”), a leading technology solutions provider in the market, for a stated purchase price of $180 million subject to certain adjustments. The acquisition is expected to close in the first quarter of 2025, subject to customary closing conditions.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5.    Equity Method Investments
We hold various equity method investments, primarily interests in joint venture partnership arrangements, in order to invest in certain entities that are in line with our business development objectives, including the development and operation of xScale data centers. Some of these xScale joint ventures are classified as Variable Interest Entities ("VIEs"). The following table summarizes our equity method investments, which were included in other assets on the condensed consolidated balance sheets (in millions):

Investee	Ownership Percentage	September 30, 2024	December 31, 2023
EMEA 1 Joint Venture	20%	$148	$150
VIE Joint Ventures (1)	20%	387	308
Other	Various	11	10
Total		$546	$468

(1)Includes investments in the following xScale joint ventures in each of our three regions: "Asia-Pacific 1 Joint Venture", "Asia-Pacific 2 Joint Venture", "Asia-Pacific 3 Joint Venture", "EMEA 2 Joint Venture", "AMER 1 Joint Venture" and "AMER 2 Joint Venture" (defined below). These investments share a similar purpose, design and nature of assets.

Non-VIE Joint Venture
EMEA 1 Joint Venture
The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the three and nine months ended September 30, 2024 and 2023 and was included in other income (expense) on the condensed consolidated statement of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of September 30, 2024, we had future equity contribution commitments of $34 million.
VIE Joint Ventures
AMER 1 Joint Venture
In March 2023, we invested in the AMER 1 Joint Venture. Upon formation of the joint venture, we sold the assets and liabilities of the Mexico 3 ("MX3") data center, which were included within our Americas region, for total consideration of $75 million. Consideration included $64 million of net cash proceeds, a 20% partnership interest in the AMER 1 Joint Venture with a fair value of $8 million, and $3 million of receivables. We recognized an insignificant loss on the sale of the MX3 data center.
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
The VIE Joint Ventures are considered VIEs because they do not have sufficient funds from operations to be self-sustaining. While we provide certain management services to their operations and earn fees for the performance of such services, the power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between us and our partners. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
these activities require the consent of both Equinix and our partners. We concluded that neither party is deemed to have predominant control over the VIE Joint Ventures and neither party is considered to be the primary beneficiary. Our share of losses of equity method investments from these joint ventures were $14 million and $8 million for the nine months ended September 30, 2024 and 2023, respectively. Our share of losses of equity method investments from these joint ventures were insignificant for the three months ended September 30, 2024 and 2023. These amounts were included in other income (expense) on the condensed consolidated statement of operations.
The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of September 30, 2024 (in millions):

VIE Joint Ventures
Equity Investment	$387
Outstanding Accounts Receivable	78
Other Receivables	40
Contract Assets	103
Loan Commitment (1)	392
Future Equity Contribution Commitments (2)	64
Maximum Future Payments under Debt Guarantees (3)	263
Total	$1,327

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
(3)In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with our guarantees covering 20% of all payments of principal and interest due under EMEA 2 Joint Venture's credit facility agreements. A portion of the guarantees relates to our AMER 1 Joint Venture (see Note 10).
Joint Venture Related Party Transactions
Concurrent with the closing of the AMER 2 Joint Venture, we entered into a loan agreement (the "AMER 2 Loan") with the AMER 2 Joint Venture, as a lender, with a maximum commitment of $392 million and a maturity date of April 10, 2028. We received an upfront fee of $4 million in connection with the origination of the loan, and earn interest at a contractual rate of 10% per annum on the drawn portion plus an unused commitment fee of 0.75% per annum on the undrawn portion, each payable quarterly. The term of the loan may be extended at the option of the borrower for one additional year subject to an extension fee, and may be prepaid subject to a prepayment penalty if prepaid in the first 18 months. The AMER 2 Loan is secured by the assets of the AMER 2 Joint Venture, including the SV12 data center site. The equity partners of the AMER 2 Joint Venture have provided limited guarantees in connection with the AMER 2 Loan, which require payments to the lender proportionately upon certain occurrences, such as a shortfall in capital necessary to complete construction or to make interest payments. Additionally, the equity partners may be liable for repayment of up to the entire debt balance upon the occurrence of certain adverse acts such as a non-permitted transfer of the SV12 data center site. The AMER 2 Loan was negotiated at arm's length. We have assessed the credit risk associated with the AMER 2 Loan to be low and the allowance for credit loss as of September 30, 2024 is insignificant. The maximum amount of credit loss we are exposed to is the outstanding principal, plus accrued interest and unused commitment fees. As of September 30, 2024, the total amount outstanding under the AMER 2 Loan, net of the unamortized upfront fee, was $193 million. Additional amounts may be drawn down by the borrower periodically as needed for the continuation of development and other working capital needs.
We have lease arrangements and provide various services to the EMEA 1 Joint Venture and the VIE Joint Ventures (collectively, the "Joint Ventures") through multiple agreements, including sales and marketing, development management, facilities management, asset management and procurement. These transactions are generally considered to have been negotiated at arm's length.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the income and expenses from these arrangements with the Joint Ventures in our condensed consolidated statements of operations (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Nature of Transaction	2024	2023	2024	2023
EMEA 1 Joint Venture	Income	$7	$9	$19	$23
EMEA 1 Joint Venture	Expenses (1)	4	5	11	13
VIE Joint Ventures (2)	Income (3)	73	13	172	52

(1)Primarily consists of rent expenses for a sub-lease agreement with the EMEA 1 Joint Venture for a London data center with a remaining lease term of 15-years as of September 30, 2024.
(2)Expenses from transactions with VIE Joint Ventures were insignificant for the three and nine months ended September 30, 2024 and 2023.
(3)Primarily consists of revenues related to lease and services arrangements as described above and also includes interest income earned on the AMER 2 Loan during the three and nine months ended September 30, 2024 of $6 million and $11 million, respectively.
We have also sold certain data center facilities to our Joint Ventures and recognized gains or losses on asset sales as described above.
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our condensed consolidated balance sheets (in millions):

	EMEA 1 Joint Venture		VIE Joint Ventures
Balance Sheet	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Accounts receivable, net	$14	$19	$78	$23
Other current assets (1)	17	19	116	43
Property, plant and equipment, net (2)	156	97	84	72
Operating lease right-of-use assets	2	2	3	2
Other assets (3)	—	—	225	21
Other current liabilities	5	9	10	6
Finance lease liabilities	175	111	88	75
Operating lease liabilities	2	2	3	2
Other liabilities (4)	51	50	—	—

(1)The balance primarily relates to contract assets and other receivables.
(2)The balance relates to finance lease right-of-use assets.
(3)As of September 30, 2024, the balance primarily relates to the AMER 2 Loan receivable. As of December 31, 2023, the balance primarily relates to contract assets and other receivables.
(4)The balance primarily relates to the obligation to pay for future construction for certain sites sold as a part of the EMEA 1 Joint Venture transaction.
6.    Derivatives and Hedging Instruments
Derivatives and Nonderivatives Designated as Hedging Instruments
Net Investment Hedges
Foreign Currency Debt: We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
September 30, 2024 and December 31, 2023, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $1.1 billion and $1.5 billion, respectively.
Foreign Currency Forward Contracts: We use foreign currency forward contracts, designated as net investment hedges, to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. We use the spot method to assess hedge effectiveness and recognize fair value changes from spot rates in other comprehensive income. We exclude forward points from the assessment of hedge effectiveness and amortize the initial value of the excluded component through interest expense. The difference between fair value changes from the excluded component and the amount amortized is recognized in other comprehensive income.
Embedded Derivatives: Certain of our customer agreements that are priced in currencies different from the functional or local currencies of the parties involved are deemed to have foreign currency forward contracts embedded in them. These embedded derivatives are separated from their host contracts and carried on our balance sheet at their fair value. The majority of these embedded derivatives arise as a result of our foreign subsidiaries pricing their customer contracts in U.S. Dollars. We use these forward contracts embedded within our customer agreements to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of both September 30, 2024 and December 31, 2023, the total remaining contract value of such customer agreements outstanding under this hedging program was $223 million.
Cross-currency Interest Rate Swaps: We also use cross-currency interest rate swaps, designated as net investment hedges, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. We use the spot method to assess hedge effectiveness and recognize fair value changes from spot rates in other comprehensive income. We exclude time value and cross currency basis spread from the assessment of hedge effectiveness and recognize the excluded component in interest expense through the swap accrual process. The difference between fair value changes of the excluded component and the amount amortized is recognized in other comprehensive income.
Cash Flow Hedges
Foreign Currency Forward Contracts: We hedge our foreign currency transaction exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and foreign currencies, primarily the British Pound and the Euro. The foreign currency forward contracts that we use to hedge this exposure are designated as cash flow hedges. We also enter into intercompany hedging instruments ("intercompany derivatives") with our wholly-owned subsidiaries in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. Dollar. Simultaneously, we enter into derivative contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives. We do not exclude any components from the assessment of hedge effectiveness and the change in fair value of these derivatives is recognized in other comprehensive income until the hedged transaction occurs.
As of September 30, 2024, our foreign currency forward contracts had maturity dates ranging from October 2024 to December 2026 and we had a net loss of $19 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months. As of December 31, 2023, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2024 to December 2025 and we had a net loss of $7 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Cross-currency Interest Rate Swaps: We use cross-currency swaps, which are designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated variable-rate debt and our U.S. dollar-denominated fixed-rate debt issued by our foreign subsidiaries. As of September 30, 2024, our cross-currency interest rate swaps had maturity dates ranging from March 2026 to June 2034. We had a net gain of $10 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for cash flow hedges. We use the spot method to assess hedge effectiveness. Fair value changes from spot rates are recognized in other comprehensive income initially and immediately reclassified to earnings to offset the gain or loss from remeasuring the associated debt. We exclude time value and cross currency basis spread from the assessment of hedge effectiveness and recognize the excluded component in interest expense through the swap accrual process. The difference between fair value changes of the excluded component and the amount amortized is recognized in other comprehensive income.
Interest Rate Locks: We hedge the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of both September 30, 2024 and December 31, 2023, we had no interest rate locks outstanding. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of both September 30, 2024 and December 31, 2023, we had insignificant net gains recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.
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
Cross-currency Interest Rate Swaps: We may, from time to time, elect to de-designate a portion of our cross-currency interest rate swaps previously designated as hedging instruments. Gains and losses subsequent to the de-designation are recognized in earnings to offset remeasurement gains and losses from foreign currency monetary assets and liabilities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Notional Amounts and Fair Value of Derivative Instruments
The following table presents the composition of derivative instruments recognized in our condensed consolidated balance sheets, excluding accrued interest, as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024			December 31, 2023
		Fair Value			Fair Value
	Notional Amount (1)	Assets (2)	Liabilities (3)	Notional Amount (1)	Assets (2)	Liabilities (3)
Designated as hedging instruments:
Net investment hedges
Foreign currency forward contracts	$886	$2	$12	$887	$3	$17
Cross-currency interest rate swaps	2,171	73	1	3,121	132	—
Cash flow hedges
Foreign currency forward contracts	1,397	1	31	1,154	2	14
Cross-currency interest rate swaps	1,030	52	3	280	36	—
Total designated as hedging	5,484	128	47	5,442	173	31

Not designated as hedging instruments:
Foreign currency forward contracts	5,319	31	70	3,053	4	70
Cross-currency interest rate swaps	2,211	144	7	1,061	80	—
Total not designated as hedging	7,530	175	77	4,114	84	70
Total Derivatives	$13,014	$303	$124	$9,556	$257	$101

(1)Excludes embedded derivatives.
(2)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(3)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.
Impact on Accumulated Other Comprehensive Income
The pre-tax gains (losses) from hedging instruments recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net investment hedges:
Foreign currency debt	$(39)	$51	$(5)	$12
Foreign currency forward contracts (included component)	(36)	10	(1)	9
Foreign currency forward contracts (excluded component)	3	—	3	—
Cross-currency interest rate swaps (included component)	(82)	100	2	79
Cross-currency interest rate swaps (excluded component)	16	(12)	17	(15)
Total	$(138)	$149	$16	$85

Cash flow hedges:
Foreign currency forward contracts	$(46)	$36	$(17)	$18
Cross-currency interest rate swaps (excluded component)	9	(1)	17	(2)
Interest rate locks	—	—	1	(4)
Total	$(37)	$35	$1	$12

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Impact on Earnings
The gains (losses) from derivative instruments recognized in earnings, and location of such gains (losses) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain (loss)	2024	2023	2024	2023
Net investment hedges:
Foreign currency forward contracts (excluded component)	Interest expense	$3	$—	$8	$1
Cross-currency interest rate swaps (excluded component)	Interest expense	6	11	21	35
Total		$9	$11	$29	$36

Cash flow hedges:
Foreign currency forward contracts	Revenues	$3	$(12)	$8	$(6)
Foreign currency forward contracts	Costs and operating expenses	(2)	8	(4)	12
Cross-currency interest rate swaps (excluded component)	Interest expense	3	—	4	—
Cross-currency interest rate swaps (included component)	Other income (expense)	(10)	(13)	(3)	3
Total		$(6)	$(17)	$5	$9

Non designated hedges:
Foreign currency forward contracts	Other income (expense)	$(70)	$78	$(4)	$82
Cross-currency interest rate swaps	Other income (expense)	(18)	2	(8)	2
Total		$(88)	$80	$(12)	$84

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements, inclusive of accrued interest, as of September 30, 2024 and December 31, 2023 (in millions):

	Gross Amounts	Gross Amounts Offset in Condensed Consolidated Balance Sheet	Net Amounts	Gross Amounts not Offset in Condensed Consolidated Balance Sheet	Net
September 30, 2024
Derivative assets	$333	$—	$333	$(95)	$238
Derivative liabilities	145	—	145	(95)	50

December 31, 2023
Derivative assets	$282	$—	$282	$(56)	$226
Derivative liabilities	112	—	112	(56)	56
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair value of certain financial assets and liabilities as of September 30, 2024 and December 31, 2023 were as follows (in millions):

	September 30, 2024				December 31, 2023
	Fair Value	Fair Value Measurement Using			Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1,634	$1,634	$—	$—	$1,364	$1,364	$—	$—
Time deposits (2)	1,269	818	451	—	240	240	—	—
Loan receivable (3)	224	—	—	224	—	—	—	—
Derivative instruments (4)	303	—	303	—	257	—	257	—
Total	$3,430	$2,452	$754	$224	$1,861	$1,604	$257	$—
Liabilities:
Derivative instruments (4)	$124	$—	$124	$—	$101	$—	$101	$—
Mortgage and loans payable (5)	700	—	700	—	684	—	684	—
Senior notes (5)	13,530	13,045	485	—	11,740	11,166	574	—
Total	$14,354	$13,045	$1,309	$—	$12,525	$11,166	$1,359	$—

(1)Instruments are included within cash and cash equivalents in the condensed consolidated balance sheets, and are measured at fair value.
(2)Instruments are included within cash and cash equivalents and short-term investments in the condensed consolidated balance sheets, and are measured at amortized cost.
(3)Instruments are included within other assets in the condensed consolidated balance sheets, and are measured at amortized cost. Refer to Note 5.
(4)Instruments are included within other current assets, other assets, other current liabilities and other liabilities in the condensed consolidated balance sheets, and are measured at fair value. Refer to Note 6.
(5)Include current and non-current portions and are measured at amortized cost. Refer to Note 9.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
8.    Leases
Significant Lease Transactions
The following table summarizes the significant lease transactions during the nine months ended September 30, 2024 (in millions):

			Renewal/Termination Options excluded (1)		Net Incremental (2)
Lease	Quarter	Transaction		Lease Classification	ROU assets	ROU liabilities
Tokyo 15 ("TY15") new data center lease	Q3	New lease with a 20-year term	Two 10-year renewal options	Finance Lease	$109	$109
				Operating Lease	53	53

(1)    These renewal/termination options are not included in determining the lease terms as we are not reasonably certain to exercise them at this time.
(2)    The net incremental amounts represent the adjustments to the right-of-use ("ROU") assets and liabilities recorded during the quarter that the transactions were entered.
Lease Expenses
The components of lease expenses are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance lease cost
Amortization of right-of-use assets (1)	$44	$47	$135	$133
Interest on lease liabilities	28	28	83	84
Total finance lease cost	72	75	218	217

Operating lease cost	57	58	169	168
Variable lease cost	21	17	58	47
Total lease cost	$150	$150	$445	$432

(1)    Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Information
Other information related to leases is as follows (in millions, except years and percent):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$80	$83
Operating cash flows from operating leases	154	151
Financing cash flows from finance leases	101	98

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$228	$194
Operating leases	144	255

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term - finance leases (2)	14 years	14 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	5%	5%
Finance lease right-of-use assets (3)	$2,053	$2,184

(1) Represents all non-cash changes in right-of-use assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of September 30, 2024 and December 31, 2023, we recorded accumulated amortization of finance lease right-of-use assets of $955 million and $870 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.
Maturities of Lease Liabilities
Maturities of lease liabilities as of September 30, 2024 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2024 (3 months remaining)	$50	$61	$111
2025	223	327	550
2026	217	260	477
2027	196	264	460
2028	168	253	421
Thereafter	1,242	2,319	3,561
Total lease payments	2,096	3,484	5,580
Less imputed interest	(581)	(1,089)	(1,670)
Total	$1,515	$2,395	$3,910
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of September 30, 2024. These leases will commence between year 2024 and 2026, with lease terms of 2 to 30 years and total lease commitments of approximately $246 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
9.    Debt Facilities
Mortgage and Loans Payable
As of September 30, 2024 and December 31, 2023, our mortgage and loans payable consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Term loans	$670	$643
Mortgage payable and other loans payable	24	29
	694	672
Less amount representing unamortized debt issuance costs and debt discounts	(1)	(1)
	693	671
Less current portion	(5)	(8)
Total	$688	$663
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
As of September 30, 2024 and December 31, 2023, the total amounts outstanding under the 2022 Term Loan Facility, net of debt issuance costs, were $667 million and $636 million, respectively.
As of September 30, 2024, we had 43 irrevocable letters of credit totaling $69 million issued and outstanding under the 2022 Revolving Facility, with approximately $3.9 billion remaining available to borrow under the 2022 Revolving Facility. As of September 30, 2024 and December 31, 2023, unamortized debt issuance costs for the 2022 Revolving Facility of $4 million and $5 million, respectively, were presented in other assets in the condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
As of September 30, 2024 and December 31, 2023, our senior notes consisted of the following (in millions):

	September 30, 2024		December 31, 2023
	Amount	Effective Rate	Amount	Effective Rate
2.625% Senior Notes due 2024	$1,000	2.79%	$1,000	2.79%
1.250% Senior Notes due 2025	500	1.46%	500	1.46%
1.000% Senior Notes due 2025	700	1.18%	700	1.18%
2.900% Senior Notes due 2026	600	3.04%	600	3.04%
1.450% Senior Notes due 2026	700	1.64%	700	1.64%
0.250% Euro Senior Notes due 2027	556	0.45%	552	0.45%
1.800% Senior Notes due 2027	500	1.96%	500	1.96%
1.550% Senior Notes due 2028	650	1.67%	650	1.67%
2.000% Senior Notes due 2028	400	2.21%	400	2.21%
2.875% Swiss Franc Senior Notes due 2028	355	3.05%	357	3.05%
1.558% Swiss Franc Senior Notes due 2029	118	1.79%	—	—%
3.200% Senior Notes due 2029	1,200	3.30%	1,200	3.30%
2.150% Senior Notes due 2030	1,100	2.27%	1,100	2.27%
2.500% Senior Notes due 2031	1,000	2.65%	1,000	2.65%
3.900% Senior Notes due 2032	1,200	4.07%	1,200	4.07%
1.000% Euro Senior Notes due 2033	667	1.18%	662	1.18%
3.650% Euro Senior Notes due 2033	667	3.78%	—	—%
5.500% Senior Notes due 2034	750	5.74%	—	—%
2.000% Japanese Yen Senior Notes Series A due 2035	262	2.07%	267	2.07%
2.130% Japanese Yen Senior Notes Series C due 2035	103	2.20%	105	2.20%
2.370% Japanese Yen Senior Notes Series B due 2043	71	2.42%	72	2.42%
2.570% Japanese Yen Senior Notes Series D due 2043	32	2.62%	32	2.62%
2.570% Japanese Yen Senior Notes Series E due 2043	70	2.62%	71	2.62%
3.000% Senior Notes due 2050	500	3.09%	500	3.09%
2.950% Senior Notes due 2051	500	3.00%	500	3.00%
3.400% Senior Notes due 2052	500	3.50%	500	3.50%
	14,701		13,168
Less amount representing unamortized debt issuance costs and debt discounts	(116)		(108)
	14,585		13,060
Less current portion	(2,198)		(998)
Total	$12,387		$12,062
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
3.650% Euro Senior Notes due 2033
On September 3, 2024, we issued €600 million, or approximately $664 million in U.S. dollars, at the exchange rate in effect on that date, aggregate principal amount of 3.650% senior notes due September 3, 2033 (the "2033 Euro Notes"). Interest on the notes is payable annually in arrears on September 3 of each year, commencing on September 3, 2025. Total debt discount and debt issuance costs related to the 2033 Euro Notes were $6 million.
1.558% Swiss Franc Senior Notes due 2029
On September 4, 2024, we issued CHF100 million, or approximately $118 million in U.S. dollars, at the exchange rate in effect on that date, aggregate principal amount of 1.558% senior notes due September 4, 2029 (the "2029 CHF Notes"). Interest on the notes is payable annually in arrears on September 4 of each year, commencing on September 4, 2025. Total debt issuance costs related to the 2029 CHF Notes were insignificant.
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of September 30, 2024 (in millions):

Years ending:
2024 (3 months remaining)	$1,002
2025	1,205
2026	1,305
2027	1,729
2028	1,409
Thereafter	8,745
Total	$15,395

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$117	$102	$331	$299
Interest capitalized	9	6	27	18
Interest charges incurred	$126	$108	$358	$317
Total interest paid in cash, net of capitalized interest, during the three months ended September 30, 2024 and 2023 was $104 million and $90 million, respectively. Total interest paid in cash, net of capitalized interest, during the nine months ended September 30, 2024 and 2023 was $313 million and $316 million, respectively.
10.    Commitments and Contingencies
Purchase Commitments
As a result of our various IBX data center expansion projects, as of September 30, 2024, we were contractually committed for approximately $2.8 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of September 30, 2024, such as commitments to purchase power in select locations through the remainder of 2024 and thereafter, and other open purchase orders for goods, or services to be delivered or provided during the remainder of 2024 and thereafter. Such other miscellaneous purchase commitments totaled approximately $2.0 billion as of September 30, 2024. For further information on our equity method investment commitments and lease commitments, see Note 5 and Note 8, respectively, above.
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
On March 20, 2024, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California. On April 30, 2024, the Company received a subpoena from the Securities and Exchange Commission. The Company is cooperating fully with both government agencies.
On May 2, 2024, a putative stockholder class action was filed against us and certain of our officers in the United States District Court for the Northern District of California. The named plaintiff alleges violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5, and Section 20(a) of the Exchange Act, on the basis that the defendants allegedly made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified damages, attorneys' fees, other expenses and costs. We intend to defend the lawsuit and filed a motion to dismiss the lawsuit on October 10, 2024.
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

Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2024.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection with matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of September 30, 2024.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of September 30, 2024.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. While we have purchased insurance that could limit our exposure, our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of September 30, 2024.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into credit facility agreements with a group of lenders under which it could borrow up to approximately $1.4 billion in total at the exchange rate in effect on September 30, 2024, with such facilities maturing in 2025 and 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with guarantees covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under these credit facilities, up to a limit of $303 million in total at the exchange rate in effect on September 30, 2024. As of September 30, 2024, the maximum potential amount of our future payments under these guarantees was approximately $263 million, at the exchange rates in effect on that date. We and our co-investor entered into an ancillary agreement to allocate funding under the credit facility agreement for use by our AMER 1 Joint Venture. As of September 30, 2024, $9 million of the guarantees related to the AMER 1 Joint Venture. Our estimated fair value of these guarantees is minimal as the likelihood of making a payout under the guarantees is remote.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
11.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three months ended September 30, 2024 and 2023 ($ in millions except per share data; share data in thousands):

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Non-controlling Interests	Total Common Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	94,630	$—	(151)	$(56)	$18,596	$(8,695)	$(1,290)	$3,934	$—	$12,489
Net income	—	—	—	—	—	—	—	231	—	231
Other comprehensive loss	—	—	—	—	—	—	(208)	—	—	(208)
Issuance of common stock and release of treasury stock for employee equity awards	407	—	18	6	42	—	—	—	—	48
Dividend distribution on common stock, $4.26 per share	—	—	—	—	—	(402)	—	—	—	(402)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	1	—	—	—	1
Stock-based compensation, net of estimated forfeitures	—	—	—	—	141	—	—	—	—	141
Balance as of March 31, 2024	95,037	—	(133)	(50)	18,779	(9,097)	(1,498)	4,165	—	12,299
Net income	—	—	—	—	—	—	—	301	—	301
Other comprehensive loss	—	—	—	—	—	—	(43)	—	—	(43)
Issuance of common stock and release of treasury stock for employee equity awards	35	—	6	2	—	—	—	—	—	2
Dividend distribution on common stock, $4.26 per share	—	—	—	—	—	(405)	—	—	—	(405)
Accrued dividends on unvested equity awards	—	—	—	—	—	(12)	—	—	—	(12)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	136	—	—	—	—	136
Balance as of June 30, 2024	95,072	—	(127)	(48)	18,915	(9,514)	(1,541)	4,466	—	12,278
Net income (loss)	—	—	—	—	—	—	—	297	(1)	296
Other comprehensive income	—	—	—	—	—	—	258	—	—	258
Issuance of common stock and release of treasury stock for employee equity awards	309	—	21	8	36	—	—	—	—	44
Issuance of common stock under ATM Program	1,213	—	—	—	976	—	—	—	—	976
Dividend distribution on common stock, $4.26 per share	—	—	—	—	—	(405)	—	—	—	(405)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	(1)	—	—	—	(1)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	138	—	—	—	—	138
Contribution from non-controlling interest	—	—	—	—	4	—	—	—		4
Balance as of September 30, 2024	96,594	$—	(106)	$(40)	$20,069	$(9,921)	$(1,283)	$4,763	$(1)	$13,587

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Total Common Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	92,814	$—	(193)	$(72)	$17,320	$(7,318)	$(1,389)	$2,965	$11,506
Net income	—	—	—	—	—	—	—	259	259
Other comprehensive income	—	—	—	—	—	—	104	—	104
Issuance of common stock and release of treasury stock for employee equity awards	420	—	16	6	38	—	—	—	44
Issuance of common stock under ATM Program	458	—	—	—	301	—	—	—	301
Dividend distribution on common stock, $3.41 per share	—	—	—	—	—	(319)	—	—	(319)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	136	—	—	—	136
Balance as of March 31, 2023	93,692	—	(177)	(66)	17,795	(7,639)	(1,285)	3,224	12,029
Net income	—	—	—	—	—	—	—	207	207
Other comprehensive loss	—	—	—	—	—	—	(3)	—	(3)
Issuance of common stock and release of treasury stock for employee equity awards	45	—	5	2	1	—	—	—	3
Dividend distribution on common stock, $3.41 per share	—	—	—	—	—	(319)	—	—	(319)
Accrued dividends on unvested equity awards	—	—	—	—	—	(5)	—	—	(5)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	113	—	—	—	113
Balance as of June 30, 2023	93,737	—	(172)	(64)	17,909	(7,963)	(1,288)	3,431	12,025
Net income (loss)	—	—	—	—	—	—	—	276	276
Other comprehensive loss	—	—	—	—	—	—	(238)	—	(238)
Issuance of common stock and release of treasury stock for employee equity awards	300	—	18	7	36	—	—	—	43
Dividend distribution on common stock, $3.41 per share	—	—	—	—	—	(320)	—	—	(320)
Accrued dividends on unvested equity awards	—	—	—	—	—	(5)	—	—	(5)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	106	—	—	—	106
Balance as of September 30, 2023	94,037	$—	(154)	$(57)	$18,051	$(8,288)	$(1,526)	$3,707	$11,887

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by component are as follows (in millions):

	Balance as of December 31, 2023	Net Change	Balance as of September 30, 2024
Foreign currency translation adjustment (“CTA”) loss	$(1,588)	$(15)	$(1,603)
Unrealized gain on cash flow hedges (1)	15	6	21
Net investment hedge CTA gain (1)	284	16	300
Net actuarial loss on defined benefit plans (2)	(1)	—	(1)
Total accumulated other comprehensive loss	$(1,290)	$7	$(1,283)

(1)Refer to Note 6 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plans are mandated by law. We do not have any defined benefit plans in any other countries.
Changes in foreign currencies can have a significant impact to our condensed consolidated balance sheets (as evidenced above in our foreign currency translation loss), as well as its condensed consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of September 30, 2024, the U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2023. Because of this, the U.S. Dollar had an overall unfavorable impact on our condensed consolidated financial position because the foreign denominations translated into fewer U.S. Dollars as evidenced by an increase in foreign currency translation loss for the nine months ended September 30, 2024 as reflected in the above table. The volatility of the U.S. Dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Forward sale activity under the 2020 and 2022 ATM Programs is summarized as follows ($ in millions except per share data; shares in thousands):

	Contractual Maturity Dates	Execution Date	Number of Shares (1)	Weighted Average Price per Share (2)	Settlement Value (2)
Outstanding, December 31, 2022	February 2023 to November 2023		458	$657.75	$302
Forward Sale Agreements Executed	February 2024 to December 2024	May 2023 to December 2023	1,208	767.12	926
Forward Sale Shares Physically Settled	February 2023 to March 2024	February 2023 to November 2023	(1,023)	718.59	735
Outstanding, December 31, 2023	November 2024		643	$776.23	$499
Forward Sale Shares Physically Settled	November 2024 to December 2024	September 2024	(643)	790.41	509
Outstanding, September 30, 2024	November 2024		—	$—	$—

(1)For agreements settled, the amount represents the actual number of shares issued. For agreements executed and outstanding, the amount represents the number of shares that we would issue upon physical settlement.
(2)For agreements settled, the value represents the actual weighted average settlement value, net of commissions and other offering expenses. For agreements executed and outstanding, the value represents the forward amount that we would receive upon physical settlement as of that date and will be subject to adjustments for a discount rate factor equal to a specified benchmark rate less a spread minus scheduled dividends during the terms of the agreements.
For the three and nine months ended September 30, 2024, we sold an additional 569,382 shares under the 2022 ATM Program, excluding the settled forward sale transactions noted above, for approximately $467 million, net of commissions and other offering expenses. As of September 30, 2024, we fully utilized the remaining common stock available for sale under the 2022 ATM Program.
Stock-Based Compensation
For the nine months ended September 30, 2024, the Talent, Culture and Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, granted an aggregate of 800,370 restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $875.72 per share and a weighted-average requisite service period of 3.56 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues, adjusted funds from operations ("AFFO") per share and digital services revenues as the performance measurements in the RSUs with both service and performance conditions that were granted in the nine months ended September 30, 2024.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total stockholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the nine months ended September 30, 2024. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2024 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$15	$12	$43	$35
Sales and marketing	25	23	71	66
General and administrative	82	63	234	200
Total	$122	$98	$348	$301

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
Under the terms of the stockholders’ agreement, the investor may put its 25% ownership stake in the entity to us for a maximum exercise price of $25 million, subject to certain contingent conditions. Accordingly, we present the investor’s contingently redeemable non-controlling interest ("NCI") outside of permanent equity at the higher of its maximum redemption amount of $25 million and its balance after attribution of gains and losses in the condensed consolidated balance sheets. There were no changes in the carrying value of the redeemable NCI for the three and nine months ended September 30, 2024.
The following table presents the assets and liabilities of the Indonesian VIE, which were included in other assets and other liabilities on the condensed consolidated balance sheets (in millions):

Balance Sheet	September 30, 2024	December 31, 2023
Cash and cash equivalents	$21	$20
Property, plant and equipment, net	22	8
Other	5	2
Total assets	$48	$30
Total liabilities	$3	$3
The income and losses attributable to us as well as to the redeemable NCI from the Indonesian VIE were insignificant for the three and nine months ended September 30, 2024 and 2023.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables present revenue information disaggregated by product lines and geographic areas (in millions):

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$617	$566	$337	$1,520	$1,848	$1,658	$1,004	$4,510
Interconnection	224	86	74	384	658	253	215	1,126
Managed infrastructure	66	35	17	118	198	104	50	352
Other (1)	7	26	4	37	20	74	11	105
Recurring revenues	914	713	432	2,059	2,724	2,089	1,280	6,093
Non-recurring revenues	44	30	68	142	139	102	153	394
Total	$958	$743	$500	$2,201	$2,863	$2,191	$1,433	$6,487

(1)    Includes some leasing and hedging activities.

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$597	$538	$329	$1,464	$1,754	$1,571	$971	$4,296
Interconnection	207	79	67	353	610	229	198	1,037
Managed infrastructure	63	33	18	114	185	97	55	337
Other (1)	5	23	2	30	15	74	10	99
Recurring revenues	872	673	416	1,961	2,564	1,971	1,234	5,769
Non-recurring revenues	41	36	23	100	121	116	72	309
Total	$913	$709	$439	$2,061	$2,685	$2,087	$1,306	$6,078

(1)    Includes some leasing and hedging activities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Total revenues attributed to the U.S. were $819 million and $772 million during the three months ended September 30, 2024 and 2023, respectively. Total revenues attributed to the U.S. were $2.4 billion and $2.3 billion during the nine months ended September 30, 2024 and 2023, respectively. There was no country outside of the U.S. from which we derived revenues that exceeded 10% of revenues for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, we derived revenues of $219 million and $608 million, respectively, from the United Kingdom, which is the only country outside of the U.S. from which we derived revenues that exceeded 10% of our total revenues during either of these periods. No single customer accounted for 10% or greater of our accounts receivable or revenues for the three and nine months ended September 30, 2024 and 2023.
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA:
Americas	$427	$405	$1,287	$1,203
EMEA	372	310	1,024	932
Asia-Pacific	249	221	765	647
Total adjusted EBITDA	1,048	936	3,076	2,782
Depreciation, amortization and accretion expense	(494)	(462)	(1,509)	(1,382)
Stock-based compensation expense	(122)	(98)	(348)	(301)
Transaction costs	(7)	1	(12)	(7)
Gain on asset sales	—	4	18	5
Interest income	35	23	88	66
Interest expense	(117)	(102)	(331)	(299)
Other income (expense)	7	(6)	(6)	(10)
Loss on debt extinguishment	—	—	(1)	—
Income before income taxes	$350	$296	$975	$854
 We also provide the following segment disclosures related to our operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation and amortization:
Americas	$272	$252	$848	$750
EMEA	132	127	397	374
Asia-Pacific	92	84	266	258
Total	$496	$463	$1,511	$1,382
Capital expenditures:
Americas	$412	$382	$1,230	$1,076
EMEA	204	147	541	449
Asia-Pacific	108	88	308	260
Total	$724	$617	$2,079	$1,785

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are located in the following geographic areas (in millions):

	September 30, 2024	December 31, 2023
Americas	$9,076	$8,611
EMEA	6,685	6,321
Asia-Pacific	3,904	3,669
Total property, plant and equipment, net	$19,665	$18,601

Americas	$398	$421
EMEA	408	368
Asia-Pacific	681	660
Total operating lease right-of-use assets	$1,487	$1,449
13.    Subsequent Events
AMER 3 Joint Venture
On October 1, 2024, we entered into an agreement to form a joint venture to develop and operate xScale data centers in the Americas region (the "AMER 3 Joint Venture"), subject to regulatory approval and other closing conditions.
2024 ATM Program
On October 1, 2024, we established a program to succeed the 2022 ATM Program, under which we may, from time to time, offer and sell on a spot or forward basis up to an aggregate of $2.0 billion of our common stock to or through sales agents in "at the market" transactions (the "2024 ATM Program"). No sales have been made under the 2024 ATM Program to date.
Declaration of dividends
On October 30, 2024, we declared a quarterly cash dividend of $4.26 per share, which is payable on December 11, 2024 to our common stockholders of record as of the close of business on November 13, 2024.

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance-Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge solutions platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 268 IBXs, including 20 xScale data centers and the MC1 data center that are held in unconsolidated joint ventures, across 73 markets around the world. We offer the following solutions:
•premium data center colocation;

•interconnection and data exchange solutions;
•edge solutions for deploying networking, security and hardware; and
•remote expert support and professional services.
Our interconnected data centers around the world can allow our customers to increase information and application delivery performance to users, and quickly access distributed IT infrastructures and business and digital ecosystems, while significantly reducing costs. Our global platform and the quality of our IBX data centers, interconnection offerings and edge solutions have enabled us to establish a critical mass of customers. As more customers choose Platform Equinix for bandwidth cost and performance reasons, it benefits their suppliers and business partners to colocate in the same data centers. This adjacency creates a “network effect” that enables our customers to capture the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a "marketplace" for their services. Our global platform enables scalable, reliable and cost-effective interconnection that increases data traffic exchange while lowering overall cost and increasing flexibility. Our focused business model is built on our critical mass of enterprise and service provider customers and the resulting "marketplace" effect. This global platform, combined with our strong financial position, has continued to drive new customer growth and bookings.
While a large number of enterprises and service providers, such as hyperscale cloud service providers, own their own data centers, we believe the industry is shifting away from single-tenant solutions to customers outsourcing some or all of their IT housing and interconnection requirements to third-party facilities, such as those operated by Equinix. This shift is being accelerated by the increasing adoption of hybrid multi-cloud architectures and the adoption of artificial intelligence (“AI”).
Historically, our market was served by large telecommunications carriers who bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and vendor-neutral multi-tenant data center ("MTDC") providers, public and private cloud providers, managed infrastructure and application hosting providers, and systems integrators. It is estimated that Equinix is one of more than 2,200 companies that provide MTDC offerings around the world. The global MTDC market is highly fragmented. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings, outsourced IT infrastructure solutions and managed services. We believe that this outsourcing trend has accelerated and is likely to continue to accelerate in the coming years, especially in light of the movement to digital business, the use of multiple cloud service providers, and the adoption of AI. We are able to offer our customers a global platform that reaches 34 countries with the industry’s largest and most active ecosystem of partners in our sites, proven operational reliability, improved application performance and a highly scalable set of offerings.
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 78% and 80%, as of September 30, 2024 and 2023, respectively. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption, which we expect to accelerate with the adoption of AI, has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our existing IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center, and in our ability to expand our footprint in existing and new markets. This could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows and the growth opportunities presented by the adoption of new technologies, including AI.
To serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers and increased demand driven in part by the adoption of AI, we have entered into joint venture partnership arrangements across our Americas, EMEA and Asia-Pacific regions to develop and operate xScale data centers.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and offerings. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors, including but not limited to demand from new and existing customers, power availability and capacity, quality of the design, access to networks, clouds and software partners, capacity availability in the current market location, amount of incremental investment required by us in the targeted property, automation capabilities, developer talent pool, lead-time to break even on a free cash flow basis and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements in order to bring these properties up to our standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.
Revenue:
Our business is primarily based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to five years in length, and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three and nine months ended September 30, 2024 and 2023. Our 50 largest customers accounted for approximately 36% of our recurring revenues for the three and nine months ended September 30, 2024 and 37% of our recurring revenues for the three and nine months ended September 30, 2023.
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
Taxation as a REIT:
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of September 30, 2024, our REIT structure included a majority of our data center operations in the Americas and EMEA regions, as well as the data center operations in Japan, Singapore, and Malaysia. Our data center operations in other jurisdictions are operated as TRSs. We have also included our share of the assets in xScale joint ventures (with the exception of Korea) in our REIT structure.
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
On September 18, 2024, we paid a quarterly cash dividend of $4.26 per share. On October 30, 2024, we declared a quarterly cash dividend of $4.26 per share, payable on December 11, 2024, to our common stockholders of record as of the close of business on November 13, 2024. We expect all of our 2024 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2024.
2024 Highlights:
•In April, we sold the Silicon Valley 12 (“SV12”) data center site in connection with the formation of a new joint venture to develop and operate an xScale data center in the Americas region (the “AMER 2 Joint Venture”). Upon closing, we contributed $26 million in exchange for a 20% partnership interest in the joint venture. See Note 5 within the Condensed Consolidated Financial Statements.
•In May, we issued $750 million aggregate principal amount of 5.500% senior notes due June 15, 2034 (the "2034 Notes"). See Note 9 within the Condensed Consolidated Financial Statements.
•In July, we entered into an agreement to acquire three data centers in the Philippines from Total Information Management ("TIM") for a stated purchase price of $180 million subject to certain adjustments. The acquisition is expected to close in the first quarter of 2025, subject to customary closing conditions.
•In August and September, we sold 1,212,810 shares under the 2022 ATM Program. 569,382 shares were sold on a spot basis and 643,428 were sold through the settlement of outstanding forward sale agreements, for approximately $467 million and $509 million, respectively, net of commissions and other offering expenses. See Note 11 within the Condensed Consolidated Financial Statements.
•In September, we issued €600 million, or approximately $664 million in U.S. dollars, at the exchange rate in effect on September 3, 2024, aggregate principal amount of 3.650% senior notes due September 3, 2033 (the "2033 Euro Notes") and CHF100 million, or approximately $118 million in U.S. dollars, at the exchange rate in effect on September 4, 2024, aggregate principal amount of 1.558% senior notes due September 4, 2029 (the "2029 CHF Notes"). See Note 9 within the Condensed Consolidated Financial Statements.
•In October, we entered into an agreement to form a joint venture to develop and operate xScale data centers in the Americas region (the "AMER 3 Joint Venture"), subject to regulatory approval and other closing conditions. See Note 13 within the Condensed Consolidated Financial Statements.
•In October, we established a program to succeed the 2022 ATM Program, under which we may, from time to time, offer and sell on a spot or forward basis up to an aggregate of $2.0 billion of our common stock to or through sales agents in "at the market" transactions (the "2024 ATM Program"). No sales have been made under the 2024 ATM Program to date. See Note 13 within the Condensed Consolidated Financial Statements.
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

Three Months Ended September 30, 2024 and 2023
Revenues. Our revenues for the three months ended September 30, 2024 and 2023 were generated from the following revenue classifications and geographic regions ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$914	42%	$872	42%	$42	5%	6%
Non-recurring revenues	44	2%	41	2%	3	7%	7%
	958	44%	913	44%	45	5%	6%
EMEA:
Recurring revenues	713	32%	673	33%	40	6%	4%
Non-recurring revenues	30	1%	36	2%	(6)	(17)%	(18)%
	743	33%	709	35%	34	5%	3%
Asia-Pacific:
Recurring revenues	432	20%	416	20%	16	4%	5%
Non-recurring revenues	68	3%	23	1%	45	196%	198%
	500	23%	439	21%	61	14%	15%
Total:
Recurring revenues	2,059	94%	1,961	95%	98	5%	5%
Non-recurring revenues	142	6%	100	5%	42	42%	42%
	$2,201	100%	$2,061	100%	$140	7%	7%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Revenues
(in millions)
Americas Revenues. During the three months ended September 30, 2024, Americas revenues increased by $45 million or 5% (6% on a constant currency basis). Growth in Americas revenues was primarily due to:

•approximately $29 million of incremental revenues generated from IBX data centers which opened within the twelve months ended September 30, 2024; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended September 30, 2024, EMEA revenues increased by $34 million or 5% (3% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $6 million of incremental revenues generated from IBX data centers which opened within the twelve months ended September 30, 2024; and
•an increase in orders from both our existing customers and new customers during the period.
Asia-Pacific Revenues. During the three months ended September 30, 2024, Asia-Pacific revenues increased by $61 million or 14% (15% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•$51 million of incremental revenues from non-recurring services provided to our joint ventures; and
•approximately $10 million of incremental revenues generated from IBX data centers which opened within the twelve months ended September 30, 2024.
Cost of Revenues. Our cost of revenues for the three months ended September 30, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$446	41%	$418	39%	$28	7%	8%
EMEA	387	35%	419	39%	(32)	(8)%	(8)%
Asia-Pacific	265	24%	232	22%	33	14%	15%
Total	$1,098	100%	$1,069	100%	$29	3%	4%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended September 30, 2024, Americas cost of revenues increased by $28 million or 7% (8% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$8 million of higher depreciation driven by IBX data center expansions;
•$7 million of higher rent and facilities costs; and
•$6 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage.

EMEA Cost of Revenues. During the three months ended September 30, 2024, EMEA cost of revenues decreased by $32 million or 8% (and also 8% on a constant currency basis). The decrease in our EMEA cost of revenues was primarily due to lower utilities costs as a result of decreases in power costs in the United Kingdom and France.
Asia-Pacific Cost of Revenues. During the three months ended September 30, 2024, Asia-Pacific cost of revenues increased by $33 million or 14% (15% on a constant currency basis) primarily due to $22 million of costs to provide non-recurring services and $8 million of higher depreciation driven by IBX expansions.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2024 and 2023 by geographic regions were as follows ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$147	62%	$136	64%	$11	8%	9%
EMEA	53	22%	49	23%	4	8%	9%
Asia-Pacific	37	16%	27	13%	10	37%	36%
Total	$237	100%	$212	100%	$25	12%	12%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the three months ended September 30, 2024, Americas sales and marketing expense increased by $11 million or 8% (9% on a constant currency basis). The increase in our Americas sales and marketing expense was driven by higher bad debt expense, advertising and consulting costs.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Asia-Pacific Sales and Marketing Expenses. During the three months ended September 30, 2024, Asia-Pacific sales and marketing expense increased by $10 million or 37% (36% on a constant currency basis). The increase in our Asia-Pacific sales and marketing expense was primarily due to higher bad debt expense.
We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to continue to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2024 and 2023 by geographic regions were as follows ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$293	67%	$270	67%	$23	9%	9%
EMEA	82	19%	78	19%	4	5%	3%
Asia-Pacific	59	14%	56	14%	3	5%	5%
Total	$434	100%	$404	100%	$30	7%	7%
 General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended September 30, 2024, Americas general and administrative expenses increased by $23 million or 9% (and also 9% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$13 million of higher depreciation expenses associated with back-office systems to support the growth of our business; and
•$12 million of higher office expenses primarily due to additional software and support services.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
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
Transaction Costs. During the three months ended September 30, 2024, we recorded transaction costs totaling $7 million, primarily related to costs incurred in connection with the formation of new joint ventures. During the three months ended September 30, 2023, we did not record a significant amount of transaction costs. See Note 5 within the Condensed Consolidated Financial Statements.

Gain or Loss on Asset Sales. During the three months ended September 30, 2024 and 2023, we did not record a significant amount of gain or loss on asset sales.
Income from Operations. Our income from operations for the three months ended September 30, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$67	16%	$88	23%	$(21)	(24)%	(19)%
EMEA	219	52%	169	45%	50	30%	26%
Asia-Pacific	139	32%	124	32%	15	12%	14%
Total	$425	100%	$381	100%	$44	12%	12%
Americas Income from Operations. During the three months ended September 30, 2024, Americas income from operations decreased by $21 million or 24% (19% on a constant currency basis), primarily due to higher depreciation expense and other costs to support business growth, partially offset by higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
EMEA Income from Operations. During the three months ended September 30, 2024, EMEA income from operations increased by $50 million or 30% (26% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, and lower utilities costs as described above.
Asia-Pacific Income from Operations. During the three months ended September 30, 2024, Asia-Pacific income from operations increased by $15 million or 12% (14% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures and IBX data center expansion activity, partially offset by increased costs to provide non-recurring services, as described above.
Interest Income. Interest income was $35 million, with an annualized yield of 5.32%, for the three months ended September 30, 2024 and was $23 million, with an annualized yield of 3.93%, for the three months ended September 30, 2023. The increase was primarily due to interest income earned on time deposits as well as on the AMER 2 Loan further described in Note 5 within the Condensed Consolidated Financial Statements.
Interest Expense. Interest expense increased to $117 million for the three months ended September 30, 2024 from $102 million for the three months ended September 30, 2023, primarily due to debt issuances in 2024, including 5.500% Senior Notes due 2034, 3.650% Euro Senior Notes due 2033 and 1.558% Swiss Franc Senior Notes due 2029. During the three months ended September 30, 2024 and 2023, we capitalized $9 million and $6 million, respectively, of interest expense to construction in progress. See Note 9 within the Condensed Consolidated Financial Statements.
Other Income or Expense. We did not record a significant amount of other income or expense during the three months ended September 30, 2024 and 2023.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the three months ended September 30, 2024 and 2023.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2024 and 2023, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the three months ended September 30, 2024 and 2023.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the three months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024 and 2023, we recorded $54 million and $20 million of income tax expense, respectively. Our effective tax rates were 15.4% and 6.8% for the three months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate for the three months ended September 30, 2024 as compared to the same period in 2023 was primarily due to the reversal of uncertain tax positions of approximately $13 million in 2023 resulting from the settlement of tax audits in the EMEA region.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended September 30, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$427	41%	$405	43%	$22	5%	7%
EMEA	372	35%	310	33%	62	20%	19%
Asia-Pacific	249	24%	221	24%	28	13%	14%
Total	$1,048	100%	$936	100%	$112	12%	12%
Americas Adjusted EBITDA. During the three months ended September 30, 2024, Americas adjusted EBITDA increased by $22 million or 5% (7% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, partially offset by an increase in costs to support business growth, as described above.
EMEA Adjusted EBITDA. During the three months ended September 30, 2024, EMEA adjusted EBITDA increased by $62 million or 20% (19% increase on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, and lower utilities costs as described above.
Asia-Pacific Adjusted EBITDA. During the three months ended September 30, 2024, Asia-Pacific adjusted EBITDA increased by $28 million or 13% (14% increase on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures and IBX data center expansion activity, partially offset by increased costs to provide non-recurring services, as described above.

Nine Months Ended September 30, 2024 and 2023
Revenues. Our revenues for the nine months ended September 30, 2024 and 2023 were generated from the following revenue classifications and geographic regions ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$2,724	42%	$2,564	43%	$160	6%	7%
Non-recurring revenues	139	2%	121	2%	18	15%	14%
	2,863	44%	2,685	45%	178	7%	7%
EMEA:
Recurring revenues	2,089	32%	1,971	32%	118	6%	6%
Non-recurring revenues	102	2%	116	2%	(14)	(12)%	(13)%
	2,191	34%	2,087	34%	104	5%	5%
Asia-Pacific:
Recurring revenues	1,280	20%	1,234	20%	46	4%	6%
Non-recurring revenues	153	2%	72	1%	81	113%	122%
	1,433	22%	1,306	21%	127	10%	13%
Total:
Recurring revenues	6,093	94%	5,769	95%	324	6%	6%
Non-recurring revenues	394	6%	309	5%	85	28%	29%
	$6,487	100%	$6,078	100%	$409	7%	8%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Revenues
(in millions)

Americas Revenues. During the nine months ended September 30, 2024, Americas revenues increased by $178 million or 7% (and also 7% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $78 million of incremental revenues generated from IBX data centers which opened within the twelve months ended September 30, 2024;
•$17 million of incremental revenues from non-recurring services provided to our joint ventures; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the nine months ended September 30, 2024, EMEA revenues increased by $104 million or 5% (and also 5% on a constant currency basis). The increase in EMEA revenues was primarily due to an increase in orders from both our existing customers and new customers during the period and approximately $19 million of incremental revenues generated from IBX data centers which opened within the twelve months ended September 30, 2024.
Asia-Pacific Revenues. During the nine months ended September 30, 2024, Asia-Pacific revenues increased by $127 million or 10% (13% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•$91 million of incremental revenues from non-recurring services provided to our joint ventures;
•approximately $20 million of incremental revenues generated from IBX data centers which opened within the twelve months ended September 30, 2024; and
•an increase in orders from both our existing customers and new customers during the period.
Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$1,316	40%	$1,217	39%	$99	8%	9%
EMEA	1,236	38%	1,213	38%	23	2%	2%
Asia-Pacific	719	22%	706	23%	13	2%	5%
Total	$3,271	100%	$3,136	100%	$135	4%	5%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the nine months ended September 30, 2024, Americas cost of revenues increased by $99 million or 8% (9% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•approximately $47 million of higher depreciation expense driven by IBX data center expansions and acceleration of depreciation expense for certain assets with shortened useful lives;

•$19 million of higher utilities costs, primarily driven by increases in power costs and higher utility usage;
•$18 million of higher rent and facilities costs;
•$15 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$12 million of higher property tax expense.
The increase was partially offset by a decrease of $11 million in one-time software expenses related to our managed services business.
EMEA Cost of Revenues. During the nine months ended September 30, 2024, EMEA cost of revenues increased by $23 million or 2% (and also 2% on a constant currency basis). The increase in our EMEA cost of revenues was primarily driven by $22 million of higher depreciation expense driven by IBX data center expansions and acceleration of depreciation expense for certain assets with shortened useful lives.
Asia-Pacific Cost of Revenues. During the nine months ended September 30, 2024, Asia-Pacific cost of revenues increased by $13 million or 2% (5% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to $22 million of costs to provide non-recurring services and $10 million of higher depreciation expense driven by IBX data center expansions and acceleration of depreciation expense for certain assets with shortened useful lives.
The increase was partially offset by lower utilities costs, driven by decreases in power costs and lower utility usage in Hong Kong, Japan and Singapore.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2024 and 2023 by geographic regions were as follows ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$442	64%	$411	64%	$31	8%	7%
EMEA	147	22%	146	23%	1	1%	3%
Asia-Pacific	93	14%	81	13%	12	15%	17%
Total	$682	100%	$638	100%	$44	7%	7%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)

Americas Sales and Marketing Expenses. During the nine months ended September 30, 2024, Americas sales and marketing expenses increased by $31 million or 8% (7% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:
•$8 million of higher compensation costs, including salaries, bonuses and stock-based compensation, attributable to headcount growth;
•$7 million of higher travel and entertainment expenses; and
•$6 million of higher advertising costs including online ads, design services and marketing research.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Asia-Pacific Sales and Marketing Expenses. During the nine months ended September 30, 2024, Asia-Pacific sales and marketing expense increased by $12 million or 15% (17% on a constant currency basis). The increase in our Asia-Pacific sales and marketing expenses was primarily due to an increase in bad debt expense and compensation costs including salaries, bonuses and stock-based compensation, attributable to headcount growth.
We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2024 and 2023 by geographic regions were as follows ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$897	68%	$804	67%	$93	12%	12%
EMEA	246	19%	232	19%	14	6%	5%
Asia-Pacific	172	13%	169	14%	3	2%	4%
Total	$1,315	100%	$1,205	100%	$110	9%	9%
General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the nine months ended September 30, 2024, Americas general and administrative expenses increased by $93 million or 12% (and also 12% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:

•$52 million of higher depreciation expense associated with back-office systems to support the growth of our business;
•$19 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth;
•$13 million of higher software costs; and
•$11 million of higher consulting and legal fees.
EMEA General and Administrative Expenses. During the nine months ended September 30, 2024, EMEA general and administrative expenses increased by $14 million or 6% (5% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
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
Transaction costs. During the nine months ended September 30, 2024 and 2023, we recorded transaction costs totaling $12 million and $7 million, respectively. These transaction costs primarily related to costs incurred in connection with the formation of new joint ventures. See Note 5 within the Condensed Consolidated Financial Statements.
Gain or Loss on Asset Sales. During the nine months ended September 30, 2024, we recorded a gain of $18 million, primarily related to the sale of the Silicon Valley 12 ("SV12") data center. During the nine months ended September 30, 2023, we did not record a significant amount of gain or loss on asset sales. See Note 5 within the Condensed Consolidated Financial Statements.
Income from Operations. Our income from operations for the nine months ended September 30, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$217	17%	$244	22%	$(27)	(11)%	(10)%
EMEA	559	46%	504	46%	55	11%	11%
Asia-Pacific	449	37%	349	32%	100	29%	32%
Total	$1,225	100%	$1,097	100%	$128	12%	13%
Americas Income from Operations. During the nine months ended September 30, 2024, Americas income from operations decreased by $27 million or 11% (10% on a constant currency basis), primarily due to higher depreciation expense, utilities costs and other costs to support business growth, partially offset by higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, as described above.
EMEA Income from Operations. During the nine months ended September 30, 2024, EMEA income from operations increased by $55 million or 11% (and also 11% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, as described above.
Asia-Pacific Income from Operations. During the nine months ended September 30, 2024, Asia-Pacific income from operations increased by $100 million or 29% (32% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, and lower utilities costs, as described above.

Interest Income. Interest income was $88 million, with an annualized yield of 5.88%, for the nine months ended September 30, 2024 and was $66 million, with an annualized yield of 3.74% for the nine months ended September 30, 2023. The increase was primarily due to interest income earned on time deposits as well as on the AMER 2 Loan further described in Note 5 within the Condensed Consolidated Financial Statements.
Interest Expense. Interest expense increased to $331 million for the nine months ended September 30, 2024 from $299 million for the nine months ended September 30, 2023, primarily due to debt issuances in 2024, including 5.500% Senior Notes due 2034, 3.650% Euro Senior Notes due 2033 and 1.558% Swiss Franc Senior Notes due 2029. During the nine months ended September 30, 2024 and 2023, we capitalized $27 million and $18 million, respectively, of interest expense to construction in progress. See Note 9 within the Condensed Consolidated Financial Statements.
Other Income or Expense. We did not record a significant amount of other income or expense during the nine months ended September 30, 2024 and 2023. See Note 5 within the Condensed Consolidated Financial Statements.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the nine months ended September 30, 2024 and 2023.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2024 and 2023, respectively. As such, other than state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the nine months ended September 30, 2024 and 2023.
For the nine months ended September 30, 2024 and 2023, we recorded $147 million and $112 million of income tax expense, respectively. Our effective tax rates were 15.1% and 13.2%, for the nine months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate for the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to the reversal or uncertain tax positions of approximately $13 million in 2023 resulting from the settlement of tax audits in the EMEA region.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the nine months ended September 30, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$1,287	42%	$1,203	43%	$84	7%	8%
EMEA	1,024	33%	932	34%	92	10%	10%
Asia-Pacific	765	25%	647	23%	118	18%	21%
Total	$3,076	100%	$2,782	100%	$294	11%	12%
Americas Adjusted EBITDA. During the nine months ended September 30, 2024, Americas adjusted EBITDA increased by $84 million or 7% (8% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, as described above.

EMEA Adjusted EBITDA. During the nine months ended September 30, 2024, EMEA adjusted EBITDA increased by $92 million or 10% (and also 10% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, as described above.
Asia-Pacific Adjusted EBITDA. During the nine months ended September 30, 2024, Asia-Pacific adjusted EBITDA increased by $118 million or 18% (21% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, and lower utilities costs, as described above.
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

In addition, in presenting adjusted EBITDA and AFFO, we exclude amortization expense related to acquired intangible assets. Amortization expense is significantly affected by the timing and magnitude of our acquisitions and these charges may vary in amount from period to period. We exclude amortization expense to facilitate a more meaningful evaluation of our current operating performance and comparisons to our prior periods. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We also exclude restructuring charges. Such charges include employee severance, facility closure costs, lease or other contract termination costs and advisory fees related to the realignment of our management structure, operations or products. We also exclude impairment charges related to goodwill or long-lived assets. We also exclude gain or loss on asset sales as it represents profit or loss that is not meaningful in evaluating the current or future operating performance. Additionally, we exclude transaction costs from AFFO and adjusted EBITDA to enhance the comparability of our financial results to our historical operations. The transaction costs relate to costs we incur in connection with business combinations and the formation of joint ventures, including advisory, legal, accounting, valuation, and other professional or consulting fees. Such charges generally are not relevant to assessing our long-term performance. In addition, the frequency and amount of such charges vary significantly based on the size and timing of the transactions. Management believes items such as restructuring charges, impairment charges, gain or loss on asset sales and transaction costs are non-core transactions; however, these types of costs may occur in future periods. Finally, we exclude stock-based compensation expense, as it can vary significantly from period to period based on share price, and the timing, size and nature of equity awards. As such, we, and many investors and analysts, exclude stock-based compensation expense to compare our results of operations with those of other companies.
Adjusted EBITDA
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$296	$276	$828	$742
Income tax expense	54	20	147	112
Interest income	(35)	(23)	(88)	(66)
Interest expense	117	102	331	299
Other (income) expense	(7)	6	6	10
Loss on debt extinguishment	—	—	1	—
Depreciation, amortization, and accretion expense	494	462	1,509	1,382
Stock-based compensation expense	122	98	348	301
Transaction costs	7	(1)	12	7
Gain on asset sales	—	(4)	(18)	(5)
Adjusted EBITDA	$1,048	$936	$3,076	$2,782
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
Our FFO and AFFO were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$296	$276	$828	$742
Net loss attributable to non-controlling interests	1	—	1	—
Net income attributable to common stockholders	297	276	829	742
Adjustments:
Real estate depreciation	308	285	930	853
Gain on disposition of real estate property	(3)	(4)	(19)	(1)
Adjustments for FFO from unconsolidated joint ventures	7	5	19	11
FFO attributable to common stockholders	$609	$562	$1,759	$1,605

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
FFO attributable to common stockholders	$609	$562	$1,759	$1,605
Adjustments:
Installation revenue adjustment	(1)	(1)	(3)	3
Straight-line rent expense adjustment	4	6	15	18
Contract cost adjustment	(6)	(10)	(16)	(31)
Amortization of deferred financing costs and debt discounts	5	5	15	15
Stock-based compensation expense	122	98	348	301
Stock-based charitable contributions	—	—	3	3
Non-real estate depreciation expense	136	126	426	373
Amortization expense	52	52	155	156
Accretion expense adjustment	(2)	(1)	(2)	—
Recurring capital expenditures	(69)	(51)	(135)	(114)
Loss on debt extinguishment	—	—	1	—
Transaction costs	7	(1)	12	7
Impairment charges	—	2	—	2
Income tax expense adjustment	10	(16)	14	(13)
Adjustments for AFFO from unconsolidated joint ventures	(1)	1	(6)	3
AFFO attributable to common stockholders	$866	$772	$2,586	$2,328

Our AFFO results have improved due to the factors discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three and nine months ended September 30, 2024 as compared to the same period in 2023, the U.S. dollar was weaker relative to the British Pound, which resulted in a favorable foreign currency impact on revenue and operating income, and an unfavorable foreign currency impact on operating expenses. During the three and nine months ended September 30, 2024 as compared to the same period in 2023, the U.S. dollar was stronger relative to the Japanese Yen, which resulted in an unfavorable foreign currency impact on revenue and operating income, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses denominated in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the nine months ended September 30, 2023 are used as exchange rates for the nine months ended September 30, 2024 when comparing the nine months ended September 30, 2024 with the nine months ended September 30, 2023).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of September 30, 2024, our principal sources of liquidity were $3.2 billion of cash, cash equivalents and short-term investments. In addition to our cash balance, we had $3.9 billion of additional liquidity available to us from our $4.0 billion revolving facility and general access to both public and private debt and the equity capital markets.
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

Cash Flow
Our net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2024 and 2023 were as follows (in millions):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$2,268	$2,218	$50
Net cash used in investing activities	(2,826)	(1,943)	(883)
Net cash provided by financing activities	1,245	233	1,012
Operating Activities
Net cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $50 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily driven by improved results of operations offset by increases in cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities increased by $883 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to:
•$450 million increase in purchase of short-term investments;
•$294 million increase in capital expenditures;
•$196 million increase in investment in loan receivable; and
•$134 million increase in real estate acquisitions.
This increase was partially offset by a $170 million increase in the proceeds from the sale of assets to our Joint Ventures.
Financing Activities
Net cash provided by financing activities increased by $1.0 billion for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily driven by:
•$675 million increase in proceeds from the 2020 and 2022 ATM Programs; and
•$622 million increase in proceeds from senior notes.
This increase was partially offset by a $258 million increase in dividend distributions.
Material Cash Commitments
As of September 30, 2024, our principal commitments were primarily comprised of:
•approximately $14.7 billion of principal from our senior notes (gross of debt issuance costs and debt discounts);
•approximately $3.4 billion of interest on mortgage payable, other loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$694 million of principal from our term loans, mortgage payable and other loans payable (gross of debt issuance costs and debt discounts);
•approximately $5.6 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $2.8 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $2.0 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during 2024 and beyond, the majority of which is payable within the next two years.
We believe that our sources of liquidity, including our expected future operating cash flows, are sized to adequately meet both the near- and long-term material cash commitments for the foreseeable future. For further information on maturities of lease liabilities and debt instruments, see Notes 8 and 9, respectively, within the Condensed Consolidated Financial Statements.
Other Contractual Obligations
We have additional future equity contributions and loan commitments to our joint ventures. For additional information, see the "Equity Method Investments" footnote within the Condensed Consolidated Financial Statements.
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of September 30, 2024. For additional information, see “Maturities of Lease Liabilities” in Note 8 within the Condensed Consolidated Financial Statements.
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
Market Risk
There have been no significant changes to our risk exposure management or procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk or commodity price risk during the nine months ended September 30, 2024 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2023, other than factors discussed below.
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
We have entered into various foreign currency debt obligations. As of September 30, 2024, the total principal amount of foreign currency debt obligations was $3.6 billion, including $1.9 billion denominated in Euro, $668 million denominated in British Pound, $537 million denominated in Japanese Yen, $472 million denominated in Swiss Franc, $24 million denominated in Canadian Dollar and $2 million denominated in Nigerian Naira. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of September 30, 2024, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $399 million and $327 million, respectively. As of September 30, 2024, we have designated $1.1 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. Changes in the fair value of hedging instruments designated as net investment hedges are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.
We are also party to cross-currency interest rate swaps. As of September 30, 2024, the total notional amount of cross-currency interest rate swap contracts was $5.4 billion. As of September 30, 2024, we have designated $2.2 billion of the total notional amount of cross-currency swaps as net investment hedges against our investment in foreign subsidiaries and $1.0 billion as cash flow hedges against a portion of our foreign currency denominated debt and our U.S. dollar-denominated fixed-rate debt issued by our foreign subsidiaries. The remaining $2.2 billion of cross-currency interest rate swaps were not designated as hedging instruments, but were used to offset remeasurement gains and losses from foreign currency monetary assets and liabilities. If the U.S. dollar weakened or strengthened by 10% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $383 million and $313 million, respectively.
The U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2024. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the nine months ended September 30, 2024 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $212 million and $185 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the nine months ended September 30, 2024 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $257 million and $231 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of September 30, 2024 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $7 million or decrease by approximately $7 million based on the total balance of our term loan borrowings as of September 30, 2024.
We periodically enter into interest rate locks to hedge the interest rate exposure created by anticipated fixed rate debt issuances, which are designated as cash flow hedges. When interest rate locks are settled, any accumulated gain or loss included as a component of accumulated other comprehensive income (loss) will be amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. We also use cross-currency swaps to hedge our interest rate risk in a portion of our foreign currency-denominated variable-rate debt and our U.S. dollar-denominated fixed-rate debt issued by our foreign subsidiaries. As of September 30, 2024, the total notional amount of such cross-currency interest rate swaps was $1.0 billion.

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
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On May 2, 2024, a putative stockholder class action was filed against the Company and certain of our officers in the United States District Court for the Northern District of California. The named plaintiff alleges violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5, and Section 20(a) of the Exchange Act, on the basis that the defendants allegedly made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified damages, attorneys' fees, other expenses and costs. We intend to defend the lawsuit and filed a motion to dismiss the lawsuit on October 10, 2024.
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

Inflation is impacting various aspects of our business. We are also experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to our IBX data center construction and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. Further, disagreement in the U.S. Congress on government spending levels could increase the possibility of a government shutdown, further adversely affecting global economic conditions. The adverse economic conditions we are currently experiencing may cause a decrease in sales as some customers may need to take cost cutting measures or scale back their operations. This could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our days of sales outstanding in accounts receivable ("DSO"), longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers, vendors and/or partners filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Further, volatility in the financial markets and rising interest rates like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

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

In each of our markets, we contract with and rely on third parties, third party infrastructure, governments, and global suppliers to provide a sufficient amount of power to maintain our IBX data centers and meet the needs of our current and future customers. In certain instances, we have experienced difficulties in securing the energy supply we have contracted for or that we need for our expansion plans. Any such limitations may have a negative impact on a given IBX data center and may limit our ability to grow our business which could negatively affect our financial performance and results of operations. Furthermore, the inability to supply customers with their contracted power for any reason could harm customer and/or joint venture relationships as well as cause reputational harm.

Each new facility requires access to significant quantities of electricity. Limitations on generation, transmission and distribution may limit our ability to obtain sufficient power capacity for potential expansion sites in new or existing markets. Utility companies and other third-party power providers may impose onerous operating conditions to any approval or provision of power or we may experience significant delays, unfavorable contractual terms, and substantial increased costs to provide the level of electrical service required by our current or future IBX data center designs. Our ability to find appropriate sites for expansion may also be limited by access to power, especially as we design our data centers to the specifications of new and evolving technologies, such as artificial intelligence, which are more power-intensive, and further prepare to serve the power demands in the future that are expected from the electrification of the economy.

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

On June 3, 2024, Adaire Fox-Martin became our new Chief Executive Officer and our prior CEO, Charles Meyers, became our new Executive Chairman of the Board. Our new CEO will be critical to executing on and achieving our evolving business strategy and our success depends, in part, on the effectiveness of this transition. If we are unable to execute this transition successfully, our operations and financial conditions may be adversely affected.

Our future performance also depends on the contributions of our extended leadership team and other key employees to execute on our strategic plans. Our talent strategy could continue to evolve with the future direction of the business. We must continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent. The failure to recruit and retain necessary key personnel could cause disruption, harm our business and hamper our ability to grow our company.

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

As our customers evolve their IT strategies, we must remain flexible and evolve along with new technologies and industry and market shifts. The process of developing and acquiring new offerings and enhancing existing offerings is complex. If we fail to anticipate customers’ evolving needs and expectations or do not adapt to technological and IT trends, our results of operations could suffer. Ineffective planning and execution in our cloud, artificial intelligence and product development strategies may cause difficulty in sustaining our competitive advantages. Additionally, any delay in the development, acquisition, marketing or launch of a new offering could result in customer dissatisfaction or attrition. If we cannot continue adapting our products and strategies, or if our competitors can adapt their products more quickly than us, our business could be harmed.

In order to adapt effectively, we sometimes must make long-term investments, develop, acquire or obtain certain intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for the new offerings. We also must remain flexible and change strategies quickly if our predictions are not accurate.

We are currently making significant investments of resources in expanding our digital services portfolio. For example, in 2020, we acquired Packet Host, Inc. ("Packet"), a bare metal automation company to facilitate a new “as-a-service” product offering for us. “As-a-service” solutions are a relatively new market area for us which can bring challenges and could harm our business if not executed in the time or manner that we expect. These solutions may also require additional capital, may have lower margins and customers can more easily churn as compared to our data center offerings, thus adversely impacting our results. These offerings also introduce us to different competition and faster development cycles as compared to our data center business. If we cannot develop or partner to quickly and efficiently meet market demands, we may also see adverse results. We expect to continue to consider other new product offerings for our customers, including multi-cloud networking and cloud-adjacent storage. While we believe these product offerings and others we may implement in the future will be desirable to our customers and will complement our other offerings on Platform Equinix, we cannot guarantee the success of this product or any other new product offering.

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
•restructuring charges incurred in the event of a realignment of our management structure, operations or products;
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
As of September 30, 2024, our retained earnings were $4.8 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
•unexpected lack or reduction of power access;
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

We have entered into joint ventures to develop and operate data centers. Certain sites that are intended to be utilized in joint ventures require investment for development. The success of these joint ventures will depend, in part, on our ability to find suitable land and power as well as the successful development of the data center sites. Such development may be more difficult, time-consuming or costly than expected and could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. Additionally, if it is determined these sites are no longer desirable for the joint ventures, we would need to adapt such sites for other purposes.

We may not realize all of the anticipated benefits from our joint ventures. The success of these joint ventures will depend, in part, on the successful partnership between Equinix and our joint venture partners. Such a partnership is subject to risks as outlined below, and more generally, to the same types of business risks as would impact our IBX data center business. A failure to successfully partner, or a failure to realize our expectations for the joint ventures, including any contemplated exit strategy from a joint venture, could materially impact our business, financial condition and results of operations. These joint ventures could also be negatively impacted by inflation, supply chain issues, an inability to obtain financing on favorable terms or at all, an inability to fill the data center sites with customers as planned, unexpected power constraints, and development and construction delays, including those we are currently experiencing in many markets globally.

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
•if our partners become bankrupt or fail to fund their share of required capital contributions, we may choose to or be required to contribute such capital or be otherwise adversely impacted;
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
•our joint venture partner may have contractual exit rights under certain circumstances, and may force us to buy them out on terms and timing unfavorable to us;
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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of September 30, 2024, our total indebtedness (inclusive of finance lease liabilities and gross of debt issuance costs and debt discounts) was approximately $17.8 billion, our stockholders' equity was $13.6 billion and our cash, cash equivalents and short-term investments totaled $3.2 billion. In addition, as of September 30, 2024, we had approximately $3.9 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of September 30, 2024, we recorded operating lease liabilities of $1.5 billion, which represents our obligation to make lease payments under those lease arrangements.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2024, we established an "at the market" equity offering program (the "2024 ATM Program") to replace a previous program from 2022 which had been exhausted (the "2022 ATM Program”). Under the $2.0 billion 2024 ATM Program, we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. We have refreshed our ATM program in the past and expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 11 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM programs.
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
We paid a quarterly distribution on September 18, 2024 and have declared a quarterly distribution to be paid on December 11, 2024. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, each of the following directors and/or officers adopted a “Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K. All trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5- (c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.

	Adoption Date	Start Date	End Date	Total Shares to be Sold
Christopher Paisley, Director	08/13/2024	11/18/2024	08/29/2025	See footnote (1)
Adaire Fox-Martin, Director, Chief Executive Officer and President	08/15/2024	12/03/2024	06/30/2025	See footnote (2)

(1)Mr. Paisley’s plan includes the potential sale of 600 shares, previously acquired via Restricted Stock Unit(s), for diversification purposes.
(2)Ms. Fox-Martin’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding purposes relating to awards totaling up to 25,159 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2024 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding purposes.

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

4.42
Bond Purchase and Paying Agency Agreement dated September 2, 2024 between Equinix Europe 1 Financing Corporation LLC and Equinix, Inc. as Guarantor and BNP Paribas (Suisse) SA as Swiss Paying Agent and Deutsche Bank AG London Branch as Joint Lead Managers
					X

4.43	Second Supplemental Indenture, dated as of September 3, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee	8-K	9/3/2024	4.2

4.44	Form of 3.650% Senior Note due 2033 (included in Exhibit 4.43)	8-K	9/3/2024	4.3

4.45	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.46	Description of Securities	10-K	12/31/2023	4.38

10.1	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

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
		10-K	12/31/2021	10.22

10.3**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.4**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2021	10.2

10.5**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.6**	Equinix, Inc. 2004 Employee Stock Purchase Plan	DEF 14A	4/12/2024	Appendix B

10.7**	2022 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.11

10.8**	2022 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.12

10.9**	2022 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.13

10.10**	2023 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.15

10.11**	2023 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.16

10.12**	2023 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.17

10.13**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.14**	Change in Control Severance Agreement between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.15**	Change in Control Severance Agreement between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.16**	Change in Control Severance Agreement between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.17**	Change in Control Severance Agreement between Equinix, Inc and Jon Lin dated January 2, 2022.	10-K	12/31/2022	10.24

10.18**	Amendment to Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated September 21, 2022.	10-Q	9/30/2022	10.39

10.19**	Offer Letter between Equinix, Inc. and Adaire Fox-Martin, dated as of March 7, 2024.	8-K	3/7/2024	10.1

10.20**	Form of Severance Agreement between Equinix, Inc. and Adaire Fox-Martin.	8-K	3/7/2024	10.2

10.21**	Executive Chairman Agreement between Equinix, Inc. and Charles Meyers, dated as of March 7, 2024.	8-K	3/7/2024	10.3

10.22**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.34

10.23**	2024 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.35

10.24**	2024 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.36

10.25**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.33

10.26**	2024 Form of TSR Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.34

10.27**	2024 Form of Time-Based Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.35

10.28**	2024 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2024	10.40

10.29**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Merrie Williamson.	10-Q	3/31/2024	10.41

10.30**	2024 Form of TSR Restricted Stock Unit Agreement for Merrie Williamson.	10-Q	3/31/2024	10.42

10.31**	2024 Form of Time-Based Restricted Stock Unit Agreement for Merrie Williamson.	10-Q	3/31/2024	10.43

10.32**	New Hire Time-Based Restricted Stock Agreement for Merrie Williamson.	10-Q	3/31/2024	10.44

10.33**	Special Advisor to the Board Agreement between Equinix, Inc. and Peter Van Camp, dated March 7, 2024.	10-Q	3/31/2024	10.45

10.34**	Offer Letter between Equinix, Inc. and Merrie Williamson, dated February 12, 2024.	10-Q	3/31/2024	10.46

10.35**	Change in Control Severance Agreement between Equinix, Inc and Merrie Williamson, dated March 25, 2024.	10-Q	3/31/2024	10.47

10.36**	Change in Control Severance Agreement between Equinix, Inc and Kurt Pletcher, dated September 27, 2022				X

10.37**	Change in Control Severance Agreement between Equinix, Inc and Raouf Abdel, dated October 3, 2019				X

10.38**	Separation Agreement and General Release of Claims between Scott Crenshaw and Equinix, Inc. dated October 2, 2024				X

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	12/31/2023	23.1

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Equinix, Inc. Compensation Recoupment Policy.	10-K	12/31/2023	97.1

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: October 30, 2024
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)