Form 10-K
period 2024-12-31
EQUINIX INC
filed 2025-02-12
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(650) 598-6000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001	EQIX	The Nasdaq Stock Market LLC
0.250% Senior Notes due 2027		The Nasdaq Stock Market LLC
1.000% Senior Notes due 2033		The Nasdaq Stock Market LLC
3.650% Senior Notes due 2033		The Nasdaq Stock Market LLC
3.250% Senior Notes due 2031		The Nasdaq Stock Market LLC
3.625% Senior Notes due 2034		The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,"
"accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $71.8 billion. As of February 11, 2025, a total of 97,332,005 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's 2025 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2024. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be a part of this report on Form 10-K.

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
Risks Related to the Macro Environment
•Geopolitical events and political changes, including the recent change in administration in the U.S., contribute to an already complex and evolving regulatory landscape. If we cannot comply with the evolving laws and regulations in the countries in which we operate, we may be subject to litigation and/or sanctions, adverse revenue impacts and increased costs, and our business and results of operations could be negatively impacted.
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
•We have government customers, which subjects us to revenue risk and certain other risks including early termination, audits, investigations, sanctions and penalties, any of which could have a material adverse effect on our results of operations.
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

•We may fail to achieve our sustainability objectives, or may encounter objections to them, either of which may adversely affect public perception of our business and affect our relationship with our customers, our stockholders and/or other stakeholders.
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
ITEM 1.    Business
Overview: Enabling Innovation for the Digital World
Equinix (Nasdaq: EQIX) is the world's digital infrastructure company®. Digital leaders harness our trusted platform to bring together and interconnect the foundational infrastructure that powers their success. Equinix enables organizations to access all the right places, partners and possibilities they need to accelerate their advantage. Platform Equinix combines a global footprint of International Business ExchangeTM (IBX®) and xScale® data centers in the Americas, Asia-Pacific, and Europe, the Middle East and Africa ("EMEA") regions, infrastructure and interconnection offerings, unique business and digital ecosystems and expert consulting and support.
Equinix was incorporated on June 22, 1998 as a Delaware corporation and operates as a REIT for federal income tax purposes. Al Avery and Jay Adelson founded Equinix as a network-neutral, multi-tenant data center ("MTDC") provider, where competing networks could connect and share data traffic to help scale the rapid growth of the early internet. The company’s name, Equinix (composed from the words "equality," "neutrality" and "internet exchange"), reflects that vision. The founders believed they not only had the opportunity, but also the responsibility to create a company that would be the steward of some of the most important digital infrastructure assets in the world. Over two and a half decades later, we have expanded upon that vision to build Platform Equinix®, which we believe is unmatched in scale and reach.
Our data centers around the world allow our customers to bring together and interconnect the infrastructure they need to fast-track their digital advantage. With Equinix, they can scale with agility, accelerate the launch of digital offerings, deliver world-class experiences and multiply their value. We enable them to differentiate by distributing infrastructure and removing the distance between clouds, users and applications in order to reduce latency and deliver a superior customer, partner and employee experience. The Equinix global platform, and the quality of our offerings, have enabled us to establish a critical mass of customers. As more customers choose Platform Equinix for bandwidth cost and performance reasons, it benefits their suppliers and business partners to colocate in the same data centers and connect directly with each other. This adjacency creates a network effect that attracts new customers, continuously enhances our existing customers' value and enables them to capture further economic and performance benefits from our offerings.

In 2024, we opened 16 new data centers, inclusive of new xScale sites via our joint ventures. Our new data center openings included sites in the following metros: Barcelona, Istanbul, Johannesburg, Johor, Kuala Lumpur, Madrid, Mumbai, New York, Osaka, Paris, Rio de Janeiro, Seoul, Silicon Valley, Tokyo and Warsaw. When including an additional data center which opened in February 2025, this results in an increase in our total number of data center facilities to 268. Additional 2024 highlights include:
•In April, we sold the Silicon Valley 12 (“SV12”) data center site in connection with the formation of a new joint venture ("JV") to develop and operate the first xScale data center in the U.S. The facility will be built out in two phases and is expected to provide more than 28 MW of power capacity when completed.
•In July, we announced our entry into the Philippines with the planned acquisition of three data centers in Manila for a stated purchase price of $180 million, subject to certain adjustments. The transaction is expected to close in the first half of 2025, subject to customary closing conditions, and is expected to add more than 1,000 cabinets of capacity. This follows our recent expansions into Indonesia and Malaysia, enabling us to help businesses expand and capitalize on the digital opportunity of the fast-growing Southeast Asia region.
•In October, we entered into an agreement to form a joint venture to develop and operate data centers in the Americas region, subject to regulatory approval and other closing conditions which were satisfied on October 30, 2024. With the $15.0 billion of capital expected to be raised through this joint venture, we expect to accelerate xScale deployment in the U.S., eventually adding more than 1.5 gigawatts of new capacity for hyperscale customers.
•In November, we announced plans to build our sixth data center in Singapore. This new high performance data center will feature a design built to efficiently compute intensive workloads like artificial intelligence ("AI"), supported by capabilities such as advanced liquid cooling. Expected to open in Q1 2027, the 9-story facility was awarded as part of Singapore's pilot Data Centre - Call for Application and will provide 20MW of power capacity when fully built.
Industry Trends: The rise of intelligent ecosystems
The digital economy is advancing rapidly, driven by exponential data growth, ecosystem collaboration and edge-to-cloud innovations. Interconnected networks are transforming business operations and enabling organizations to scale, innovate and thrive. Emerging trends shaping this landscape include:
•The digital shift: Industries are becoming smarter, faster and more adaptable as AI enhances decision-making and automates tasks. Businesses are shifting from traditional, siloed models to interconnected ecosystems, where collaboration and seamless integration of services drive value at scale. Digital-first strategies are empowering businesses to transition from static product offerings to dynamic, outcome-based services, harnessing real-time data and ecosystem interconnections as competitive advantages.
•The interconnection imperative: This digital shift is fostering collaboration and data sharing, forming tightly connected networks of businesses and partners. These networks are reshaping supply and value chains into intelligent, service-based systems, with rapidly growing data and participant ecosystems driving efficiency and innovation. Interconnection is becoming the backbone of the digital economy, enabling real-time collaboration, operational scale and faster decision-making. Businesses investing in high-speed, low-latency connections are leading in adapting to these complex, data-driven demands.

•Ecosystem scalability: Organizations are leveraging interconnected ecosystems to expand market reach, streamline service delivery and unlock new revenue streams. Revenue is increasingly tied to participation in electronic ecosystems rather than standalone transactions. The emergence of dynamic producer-consumer relationships, where businesses act as service providers, consumers and intermediaries is gaining traction. This adaptability enables businesses to meet evolving market demands while optimizing resource allocation and driving growth.
•Edge-to-cloud transformation: Built upon the foundation of connectivity, edge-to-cloud workflows are enabling businesses to move data and compute closer to where value is created. This layered strategy supports efficient data flows, reduces latency, and optimizes costs. By introducing an authoritative data core distributed across areas of digital density—with low latency access to multiple clouds and SaaS platforms—businesses can achieve scalability and compliance. This approach, paired with a data edge for Retrieval-Augmented Generation ("RAG") inference models, enables efficient AI and real-time applications in proximity to customers, business operations and endpoints of value delivery and revenue generation.
•Sustainability by design: Sustainability is a key priority for global organizations, as market expectations and regulations demand greener practices. Interconnection and efficient digital infrastructures are critical in supporting net-zero goals. By adopting innovative, energy-efficient technologies, businesses are not only reducing carbon footprints, but also building long-term resilience and value.
Interconnection remains the foundation of the digital economy, facilitating seamless data exchange and collaboration. Our research estimates that private interconnection capacity will grow at a compound annual growth rate ("CAGR") of 29% by 2027, potentially nearing 40,000 terabits per second of data exchanged annually. The growth reflects the increasing demand for scalable, high-performance networks to support AI, edge computing and distributed ecosystem business models.
Worldwide Interconnection Bandwidth Capacity CAGR (2023-2027) in Terabits per Second (Tbps)
Equinix Business Proposition: To Be the Platform Where the World Comes Together
In 2024, we continued to build new offerings to further our mission to make digital infrastructure more powerful, accessible and sustainable. On Platform Equinix, businesses can reach the most strategic markets with scalable, navigable infrastructure that blends physical and virtual options on our one-of-a-kind global ecosystem. We enable competitive advantage for our customers and partners by creating the foundational infrastructure capabilities that harness innovation and create value. We offer a comprehensive, integrated suite of infrastructure and interconnection solutions and products to over 10,000 enterprise and service provider customers worldwide.

Our global, state-of-the-art data centers meet strict standards of security, reliability, certification and sustainability. Our footprint consists of 268 data centers worldwide:
•IBX Data Centers are our carrier-neutral colocation data centers, providing our customers with the secure, reliable and robust environments (including space and power) necessary to aggregate and distribute information and connect digital and business ecosystems globally. IBX data centers provide access to vital ecosystems where enterprises, network, cloud and SaaS providers, and business partners, can directly and securely interconnect to each other.
•xScale Data Centers are designed to serve the unique core workload deployment needs of a targeted group of hyperscale companies, which include the world's largest cloud service providers. Hyperscalers require infrastructure to support demanding workload requirements for cloud and AI initiatives. With xScale data centers, which are developed and operated through our joint venture partnership arrangements, hyperscale customers add to their core hyperscale data center deployments and existing customer access points at Equinix, allowing streamlined expansion with a single global vendor.
The following are the leading revenue-generating products and other offerings that collectively make up Platform Equinix:
Infrastructure Offerings
Equinix infrastructure offerings include a suite of comprehensive solutions that provide all the components required by a customer to house its IT infrastructure or equipment. These offerings are designed to speed and streamline data center deployments for our customers. These offerings are typically billed based on the space and power a customer consumes in our IBX data centers, are delivered under a fixed duration contract and generate monthly recurring revenue ("MRR").
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
•Secure Cabinets are steel-framed cabinets sized to industry standards and typically configured to order, with lockable, fully ventilated doors. Secure cabinets provide a private, secure, smaller-footprint alternative to a Private Cage. Each cabinet includes an integrated, interconnection-ready demarcation panel and power circuitry sufficient to support planned utilization requirements. Secure cabinets are typically housed in a shared, secured cage within the data center facility.
•Secure Cabinet Express are ready for service secure cabinets that are preconfigured to fit Equinix recommendations and most modern IT deployment requirements, providing a simplified and globally consistent colocation module for cabinet-sized deployments.
Equinix offers a variety of enabling solutions that support a customer's need to implement, operate and maintain its colocated deployments. These solutions include both on-consumption and subscription services that may generate MRR as well as non-recurring revenue ("NRR").

•Equinix Smart View® is a fully integrated monitoring software that provides customers visibility into the operating data relevant to their specific Equinix footprint as if they were in-house. The software provides online access to real-time environmental and operating data through the Equinix Customer Portal or via either REST (application programming interfaces ("APIs") that provide customers the ability to retrieve information about their assets from every IBX location) or streaming API integrations. With real-time alerts and configurable reporting, Equinix SmartView allows customers to maintain their IBX operations and plan for future growth.
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
•Equinix Managed Solutions and Enablement Services offer flexible and easy-to-consume managed platforms for cloud, storage, backup and firewall, built on top of neutral, leading technology. Combined with simplified implementation of Equinix Fabric and Network Edge, these managed services leverage customer hybrid and multicloud experiences, allowing organizations to prioritize their core business functions.
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
•Equinix Cross Connects provide a point-to-point cable link between two Equinix customers in the same data center. Cross connects deliver fast, convenient, affordable and highly reliable connectivity and data exchange with business partners and service providers within the Equinix ecosystem.
•Equinix Internet Exchange enables networks, content providers and large enterprises to exchange internet traffic through the largest global peering solution. Service providers can aggregate traffic to multiple counterparties, called peers, on one physical port and handle multiple small peers while moving high-traffic peers to private interconnections. This reduces latency for end users when accessing content and applications.
•Equinix Internet Access is an agile, scalable, resilient and high-performing managed internet access solution. Offering multiple upstream Tier 1 providers per metro and connections to all Equinix and major third-party internet exchanges, with over 300 private peering relationships, it delivers superior availability and performance. Internet Access serves as a one-stop shop for businesses, offering both physical and virtual connection options with Equinix Fabric and Network Edge to deliver primary and secondary internet access solutions. Available in 60+ markets, Internet Access allows scalable bandwidth to meet growing usage needs, empowering businesses to innovate in the digital age.
•Fiber Connect provides dark fiber links between customers and partners between multiple Equinix data centers. Fiber Connect enables fast, convenient and affordable integration with partners, customers and service providers across the global Equinix digital ecosystem. It supports highly reliable, extremely low-latency communication, system integration and data exchange.
•Metro Connect® provides direct, dedicated, carrier-grade network links between customers in one IBX and partners in another IBX within the same metro. Metro Connect provides integration with customers, partners and service providers within the Equinix digital ecosystem, supplying highly reliable, extremely low-latency communication, system integration and data exchange.
•Equinix Network Edge allows customers to modernize networks within minutes, by deploying network functions virtualization ("NFV") from multiple vendors across Equinix metros. Companies can select, deploy and connect virtual network solutions at the edge quickly, with no additional hardware requirements.
Competition
While a large number of enterprises and service providers, such as hyperscale cloud service providers, own their own data centers, we believe the industry is shifting away from single-tenant solutions to customers outsourcing some or all of their IT housing and interconnection requirements to third-party facilities, such as those operated by Equinix. This shift is being accelerated by the increasing adoption of hybrid multi-cloud architectures and the adoption of AI.
Historically, the outsourcing market was served by large telecommunications carriers that bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and carrier-neutral multi-tenant data centers, public and private cloud providers, managed infrastructure and application hosting providers, large hyperscale cloud providers and systems integrators. It is estimated that Equinix is one of more than 2,400 companies that provide MTDC offerings around the world. The global MTDC market is highly fragmented. Each of these data center solution providers can bundle various colocation, interconnection and network offerings, outsourced IT infrastructure solutions and managed services. We believe that this outsourcing trend has accelerated and is likely to continue to accelerate in the coming years, especially in light of the movement to digital business, the use of multiple cloud service providers and the adoption of AI.
Equinix is differentiated in this market by offering customers a global platform that reaches over 30 countries and contains the industry’s largest and most active ecosystem of partners in our sites, including access to a leading share of cloud on-ramps and an increasingly diverse ecosystem of networks and cloud and IT service providers. This ecosystem creates a network effect, which improves performance and lowers the cost for our customers, enabling them to innovate and fast-track their digital success. This is a significant source of competitive advantage for Equinix. Additionally, as AI and cloud innovations fuel workload demands for hyperscale infrastructure and optimization across enterprises, our scalable, neutral, global platform offers one-of-a-kind solutions to the most pressing digital challenges in today’s market. Our platform enables customers to bring together physical and programmable technologies like compute, storage, network and applications to build the foundation for their company's digital success.
Customers
Our customers include telecommunications carriers, mobile and other network services providers, cloud and IT services providers, digital media and content providers, financial services companies, and global enterprise ecosystems in various industries. We provide each company with access to a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs, and we delivered 99.999%+ operational uptime across our global data centers in the previous fiscal year. As of December 31, 2024, we had over 10,000 customers worldwide. No one customer made up 10% or more of our total business revenues for the year ended December 31, 2024.

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
Human Capital
As of December 31, 2024, we had 13,606 employees worldwide with 5,952 based in the Americas, 4,653 based in EMEA and 3,001 based in Asia-Pacific. Of those employees, 43% of employees were in engineering and operations, 15% of employees were in sales and marketing and 42% of employees were in management, finance and administration. As of December 31, 2024, approximately 71% of our workforce identified as men, 28% identified as women and less than 1% declined to identify.
Equinix remains steadfast in its commitment to create a thriving workplace where we foster belonging for all— where every one of our colleagues is valued and respected for who they are and what they contribute. Our objective is to continue to make our culture a critical competitive advantage, engaging every leader and every employee in the process.
Our talent strategies focus on attracting, developing and retaining a diverse, global workforce; building leadership capability and accountability; and empowering employees to do the best work of their lives. We continue to leverage and expand our recruiting pathways to attract qualified talent from adjacent industries and reach emerging talent pools. For example, in 2024, we welcomed our second neurodiverse intern cohort in partnership with Disability:IN and the Global Military Pathways program continues to hire military candidates across all regions. Developing and retaining talent is vital to our continued success and in 2024, we focused on leadership development, starting with our VP+ leaders, by offering programs that feature external experts to speak on topics ranging from strategic alignment, team leadership, and industry relevant topics. We also evolved our performance management approach, increasing simplicity and clarity through consistent feedback between employees and their managers.
We believe in equal pay and equal opportunity for everyone. Equinix remains committed to ensuring we have consistent practices in place to recognize, reward and promote all employees, regardless of gender, ethnicity, sexual orientation, or other protected class. Equinix operates a rigorous governance framework to manage pay and other compensation elements to ensure that all reward decisions are made equitably and without discrimination or bias. All roles are mapped and graded to one consistent global organizational framework. Each grade has a specific pay range informed by benchmarking against the external market in the country in which the role is located. This global framework is also used to determine target levels for annual bonuses and long-term incentives. We strive to update annually our global market data where information is available.
Our employee engagement efforts differentiate Equinix's culture and accelerate our competitive advantage as they lead to more inclusive and high performing teams, higher employee satisfaction and overall organizational innovation and success. In 2024, employee satisfaction scores resulted in an average score of 81 for Equinix, followed by our average belonging score of 83 and average well-being score of 86. Our Employee Connection

Networks ("EECNs") are a strategic cornerstone of our inclusive culture, fostering a sense of belonging that drives engagement and business impact. Open to all employees, our nine EECNs are designed to provide meaningful learning opportunities, raise awareness of diverse perspectives, and strengthen connections across the organization.
We recognize that creating the best workplace and culture requires a global effort with localized approaches. As of 2024, we have 40 global WeAreEquinix teams, led by employee volunteers, who are empowered to create and promote belonging in locations across the world. Through both virtual and in-person connection, and in collaboration with the business and their local communities, these volunteer leaders create opportunities to support Wellbeing, Sustainability, and Community engagement. Across our EECNs and WeAreEquinix teams, we currently have 853 volunteer leaders who are working on strengthening community and belonging for our workforce.
The Equinix Foundation and Equinix Community Impact program promote connection and belonging by enabling employees to give back through volunteer services, donations and more, to the communities in which we work and live. In 2024, our employees volunteered over 37,500 hours, representing an increase of approximately 50% year-over-year. Since the launch of the Equinix Foundation in 2022, we have continued to focus on the advancement of digital inclusion— from access to technology and connectivity to the skills needed to thrive in today's digitally-driven world.
We believe our commitment to the highest standards of honesty, integrity and ethical behavior differentiates our business as much as our technology. We promote these high standards through a number of policies including the Equinix Code of Business Conduct. All employees are required to complete training in ethics and the company’s anti-bribery and corruption policies. In addition, we maintain a confidential ethics helpline where employees are encouraged to speak up if they have any questions or concerns that our code of conduct is being violated. We have a zero-tolerance, non-retaliation policy that protects our employees when they speak up.
Our comprehensive approach to health and safety combines global policies, rigorous inspections and targeted training to foster a safe and supportive work environment. This approach upholds our commitment to employee well-being across all our operations and limits service disruptions, ensuring we meet customer needs. Well-being is weaved into our employee experience and benefit offerings, driven globally through health programs, ergonomic support, technology reimbursements, and a company-wide wellness day.
Our investment in furthering our human capital efforts aligns with our business strategy and enables Equinix's impact and success. We are committed to creating a workplace that allows individuals to contribute their unique strengths, share their varied perspectives, and grow their skills leading to meaningful and fulfilling careers.
Sustainability
At Equinix, our Future First sustainability strategy rallies our people and partners to envision a better future and then do what it takes to make it happen. As the world’s digital infrastructure leader, we have the responsibility to harness the power of technology to create a more connected and sustainable future. The sustainability initiatives comprising our Future First strategy focus on material issues that have the greatest impact on our stakeholders and our business. We continue to progress on our sustainability goals and look to build a business and world that reflects our purpose to bring the world together on our platform to create innovations that will enrich our work, life and planet. We document our sustainability progress in our Annual Report and in our annual Corporate Sustainability Report located on our corporate website.
In 2021, we set a validated near-term science-based target (“SBT”) for emissions reduction across our global operations and supply chain. Our climate commitments are a critical step to ensure that we continue to advance investments and innovations to reduce greenhouse gas ("GHG") emissions and keep global warming to 1.5 degrees Celsius in alignment with the Paris Climate Agreement. In addition, we published an Environmental Sustainability and Global Climate Change Policy to detail our approach and practices related to the environment, climate change, resource efficiency and reporting.
In 2022, we undertook a climate-related scenario analysis based on the Task Force on Climate Related Financial Disclosures ("TCFD") recommendations. The analysis modeled physical risks across multiple climate change scenarios and time horizons. In 2023, we completed a transition risk scenario analysis across several global decarbonization scenarios. The analysis indicated that our climate commitments directly reduce our risk exposure to different future carbon policy environments that are aligned with the Paris Climate Agreement. We are continuing our work to embed climate change risk management into our business where relevant.

Environmental Performance
Equinix was the first data center company to set a long-term goal of 100% clean and renewable energy coverage across our global portfolio of IBXs. Our purchasing principles include the use of clean and renewable energy, securing local renewable energy sources where possible, advocating for favorable renewable energy policies, and considering renewable energy availability when locating new data centers. Since 2017, we have covered 100% of our U.S. load annually from a portfolio of renewable energy projects, utility green tariffs, and Renewable Energy Certificates ("RECs"), including 225 MW of wind power under long-term power purchase agreements ("PPAs") located in Oklahoma and Texas. As of December 31, 2024, we have executed 25 PPAs in 10 countries, which brings our total portfolio to 1,289 MW of new wind and solar capacity in Australia, Finland, France, India, Italy, Portugal, Singapore, Spain, Sweden, and the United States. In 2023, 96% of our global electricity consumption, and 100% of U.S. and European electricity consumption, was covered by renewable energy sources.
We are committed to measuring and reporting our global Greenhouse Gas ("GHG") footprint across direct ("Scope 1"), indirect energy ("Scope 2") and indirect value chain ("Scope 3") emission. As of 2023, we have achieved a 24% absolute reduction in operational GHG emissions from a 2019 baseline year (Scope 1 and Scope 2 market-based metric tons of carbon dioxide-equivalent ("mtCO2e")), even as the company increased its electricity consumption by 43% over the same period. In 2024, Equinix achieved an 'A' leadership score within the CDP Climate Change Survey for the third consecutive year. CDP is a global non-governmental organization dedicated to helping investors and companies measure and manage their climate risks.
We are leveraging technology and innovation to encourage commercialization of solutions that will enable the “Data Center of the Future”. Since 2020, we have issued 10 tranches of green bonds approximating $6.9 billion to support our sustainability initiatives. In 2024, we updated our Green Finance Framework, refreshing our eligibility criteria and introducing new categories, such as climate change adaptation. Our Green Finance Framework aligns our sustainability commitments with our long-term financing needs and highlights our pipeline of sustainability projects and data center innovations. As of December 31, 2023, we have allocated the net proceeds from $4.9 billion in issued green bonds to finance or refinance projects in categories of green buildings, renewable energy and energy efficiency.
We are also advancing environmental progress across other areas of our operations. In 2024, to address the growing importance of water and following the launch of the Sustainable Water Management Program in 2021, we launched a Water Focus Program. This program is driving the collaboration of engineering functions to identify and implement best practices in water management for cooling purposes. In 2023, Equinix started reporting on its Water Usage Effectiveness ("WUE") annually.
Sustainability Accounting Standards Board ("SASB") Disclosures
The following metrics are aligned with SASB Real Estate Standard version 2023-06 and represent the performance of our colocation facilities in the calendar years specified. Energy, renewable energy and GHG emissions are independently assured to ISO 14064-3:2019 Standards for the quantification and reporting of GHG emissions (Scope 1, 2 and 3). Calendar year data for 2024 will become available in Q2 2025 and will be published in our annual Corporate Sustainability Report located on our corporate website.

Energy Management: Energy Consumption

Year	Energy Consumption Data as a % of Floor Area	Total Energy Consumed by Portfolio Area with Data Coverage (MWh) (1)	Like-for-Like Change in Energy Consumption of Portfolio Area with Data Coverage (MWh) (2)	Grid Electricity Consumption as a % of Energy Consumption	Energy Consumption from Renewable Sources (MWh) (3)	Renewable Energy as a % of Energy Consumption	Like-for-Like Change in Energy Consumption from Renewable Sources of Portfolio Area with Data Coverage (MWh) (2) (3)	Renewable Energy as a % of Electricity Consumption
2022(4)(5)	96.3%	7,820,000	29.1%	94.2%	6,995,000	90%	32.1%	91%
2023(6)(7)	92.2%	8,217,000	4.9%	94.7%	7,770,000	95%	5.2%	96%
(1)The scope of energy includes energy used onsite and energy procured.
(2)Like-for-like computed for stabilized asset list for the overlapping list of sites designated as stabilized in 2022 and 2023.
(3)Equinix procures renewable energy to cover for the entire electricity consumption of sites.
(4)Recently constructed or acquired sites for which no utility data is available are excluded, including LM1, ST1, ST2, ST3, ST4, AB1, AC1, LG1, LG2, PA10. Reseller sites are also excluded in the energy metrics (DA99, OS99, SH1).
(5)2022 portfolio coverage excludes xScaleTM sites: DB5x, SY9x.
(6)Recently constructed or acquired sites for which no utility data is available are excluded. These include BG2, DC16, NY3, JH1, KL1, MB4, SL4, TY15, FR13, IL4, JN1, MD6. Reseller sites are also excluded in both the gross floor area and the energy metrics (DA99, OS99, SH1).
(7)2023 portfolio coverage excludes xScaleTM sites: DB6x, FR9x, OS4x, SL2x, SV12x.
Energy Management: Green Building Ratings
Our data centers are designed with high operational excellence standards and energy efficiency in mind. Our data centers are planned holistically to incorporate the needs of our customers and communities, while minimizing the use of natural resources in our operations.
Our Energy Efficiency Center of Excellence is driving a global approach to improving operational efficiency across our IBX locations from lighting and airflow management to efficient cooling innovations. The program also engages customers to manage their implementations more sustainably at our facilities, leading to overall improved site efficiencies.
We certify our data centers to green buildings and energy management certifications and schemes. These include USGBC LEED green buildings certifications, ISO 14001:2015 Environmental Management Standard, ISO 50001:2011 Energy Management Standard, BCA Green Mark, U.S. EPA Energy Star for Data Centers and others. In 2021, Equinix became a U.S. Green Building Council ("USGBC") Gold member, aligning with the developer of the LEED rating system and furthering our commitment to green buildings. Data centers receiving green building ratings in 2024 covered 696,390 gross sq. ft across Bogotá, Dublin, Osaka, Seoul, Warsaw and Zurich.
In 2024, we had 31.3 million gross sq. ft., or 95.9% of our global footprint, in operation with green buildings and energy management certifications. Within the U.S., we had 11.1 million gross sq. ft., or 100% of our footprint, under certification, including 1.8 million gross sq. ft., or 16.1% of U.S. footprint, having achieved U.S. EPA Energy Star for Data Centers. We disclose these and other site-level details about our data centers on our sustainability website.

Year	Total Gross sq. ft. (million)(1)	Area of Eligible Portfolio with Green Building Rating (million sq. ft.)(2)	Eligible Portfolio with Green Building Rating (%)
Global Total through 2024	32.6	31.3	95.9%
U.S. Total through 2024	11.1	11.1 1.8 (Energy Star)	100% 16.1% (Energy Star)

(1)Ratings included in our totals: ISO 50001 Energy Management, ISO 14001 Environmental Management, LEED green buildings certifications, U.S. Environmental Protection Agency Energy Star for Data Centers, BCA Green Mark, NABERS and Green Globes.
(2)As of December 2024, ten sites received Energy Star for Data Centers recognition, representing 16.1% of our U.S. portfolio. In contrast, our U.S. portfolio has 22 LEED-certified data centers or 46.7% of the U.S. portfolio by gross square footage.

Our Business Segment Financial Information
We currently operate in three reportable segments comprised of our Americas, EMEA and Asia-Pacific geographic regions. Information attributable to each of our reportable segments is set forth in Note 18 within the Consolidated Financial Statements.
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

ITEM 1A.    Risk Factors
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business:
Risk Factors

Risks Related to the Macro Environment

Geopolitical events and political changes, including the recent change in administration in the U.S., contribute to an already complex and evolving regulatory landscape. If we cannot comply with the evolving laws and regulations in the countries in which we operate, we may be subject to litigation and/or sanctions, adverse revenue impacts and increased costs, and our business and results of operations could be negatively impacted.

In light of the recent change in administration in the U.S., there is considerable uncertainty and potential conflict regarding and among existing laws, judicial orders and bans, new presidential executive orders, regulatory frameworks, leadership changes and enforcement priorities and strategies. Penalties for non-compliance with any of these orders or regulations may be significant. Proposed tariffs to be imposed by the U.S. on imports from certain countries and potential counter-tariffs in response, could lead to increased costs and supply chain disruptions. If we are not able to navigate these changes, it could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.

Additionally, geopolitical events, such as the trade war between the U.S. and China, the war between Russia and Ukraine, the ongoing conflict in the Middle East, could have a negative effect on our business domestically and/or internationally. While some time has passed since some of these events first occurred, it remains unpredictable how these events will continue to develop and impact the environment in which we do business.

With respect to the ongoing trade war between the U.S. and China, we have several Chinese customers who are named in restrictive executive orders ("EOs"), and while a majority of these EOs are typically only applicable to transactions and/or services provided to these Chinese customers in the U.S. today, it is uncertain if the new U.S. administration would further expand the applicability of such EOs to transactions and businesses outside of the U.S. If Equinix is required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected. Similarly, current relations between the U.S. and China have created increased supply chain risk due to successive U.S. legislation promoting decoupling from China on semiconductors and specific telecommunications equipment makers, and having to source for alternative suppliers for key components outside of China.

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

Violations of any of applicable domestic or international laws and regulations that could result in significant fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to provide our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and results of operations.

Inflation in the global economy, increased interest rates, political dissension and adverse global economic conditions, like the ones we are currently experiencing, could negatively affect our business and financial condition.

Inflation is impacting various aspects of our business. We are also experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to our IBX data center construction and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. Further, disagreement in the U.S. Congress on government spending levels could increase the possibility of a government shutdown, further adversely affecting global economic conditions. The adverse economic conditions we are currently experiencing may cause a decrease in sales as some customers may need to take cost cutting measures or scale back their operations. This could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our days of sales outstanding in accounts receivable ("DSO"), longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers, vendors and/or partners filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Further, volatility in the financial markets and rising interest rates like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. We also could be exposed to hyperinflation in certain economies as a result of potential expansion into developing countries.

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

Each new facility requires access to significant quantities of electricity. Limitations on generation, transmission and distribution may limit our ability to obtain sufficient power capacity for potential expansion sites in new or existing markets. Utility companies and other third-party power providers may impose onerous operating conditions to any approval or provision of power or we may experience significant delays, unfavorable contractual terms, and substantial increased costs to provide the level of electrical service required by our current or future IBX data center designs. Our ability to find reliable partners and appropriate sites for expansion may also be limited by access to power, especially as we design our data centers to the specifications of new and evolving technologies, such as AI, which are more power-intensive, and further prepare to serve the power demands in the future that are expected from the electrification of the economy.

Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyber-attacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids or internal systems more generally, and planned power outages by public utilities, such as Pacific Gas and Electric Company's practice of planned outages in California to minimize fire risks, could harm our customers and our business. Employees working from home could be subjected to power outages at home which could be difficult to track and could affect the day-to-day operations of our non-IBX data center employees. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical, regulatory and reliability problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we could be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators, which are in turn supported by onsite fuel storage and through contracts with fuel suppliers, but these measures may not always prevent downtime or solve for long-term or large-

scale outages. Any outage or supply disruption could adversely affect our business, customer experience and revenues.

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

Additionally, various Russian actions have led to sanctions and other penalties being levied by the U.S., the European Union, the United Kingdom, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. We do not have operations in Russia or Ukraine and historically we have had a limited number of Russian and Ukrainian customers, which we continue to screen against applicable sanctions lists per our standard processes. Although we continue to devote resources to this screening effort, including the use of software solutions, the sanctions screening process remains partially manual, and the sanctions lists continue to evolve and vary by country. We continue to address necessary changes in global sanctions laws and modify our processes as necessary in light of these evolving laws. A material failure to comply with global sanctions laws could have a negative effect on our reputation, business and financial condition.

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

In the case of the Middle East conflict, the current situation is extremely volatile. It is possible that such events will continue to adversely impact the level of economic activity globally and that we will face increased regulatory and legal complexities in the regions affected thus impacting our business and employees, our financial condition and results of operations. Additionally, any sustained military action in the area of the Red Sea could contribute to supply chain challenges as well as potential issues with subsea cables.

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
Despite our efforts to protect against cyber-attacks, we are not fully insulated from such threats. We have experienced cybersecurity attacks and security incidents to varying degrees, and in some cases threat actors have gained unauthorized access to our systems and data. For example, in September 2020, we discovered ransomware on certain of our internal systems. While this and other incidents have been resolved, and their impacts have been immaterial, we expect we will continue to face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, ransomware, malware, distributed denial-of-service attacks or other malicious activities, and the impact of such events in the future may be material. In the course of our business, we utilize vendors and other partners who are also sources of cyber risks to us. In addition, our adaptation to a hybrid working model, that includes both work from home and in an office, could expose us to new security risks.
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
As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Recent developments in the cyber threat landscape include use of AI and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with the potential for higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. Further, any adoption of AI by us or by third parties may pose new security challenges. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate the proprietary or sensitive information of Equinix, our customers, including government customers, or the personal information of our employees, or cause interruptions or malfunctions in our operations or our customers' operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We also may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by cyber breaches in our physical or virtual security systems. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and results of operations. The cybersecurity regulatory landscape continues to evolve and compliance with the proposed reporting requirements could further complicate our ability to resolve cyber-attacks. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.

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

We have service level commitment obligations to certain customers. As a result, service interruptions or significant equipment damage in our IBX data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our IBX data centers are critical to many of our customers' businesses, service interruptions or significant equipment damage in our IBX data centers could also result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as a result of a problem at one of our IBX data centers and we have in the past and may decide in the future to reach settlements with affected customers irrespective of any such contractual limitations. Any such settlement may result in a reduction of revenue under U.S. generally accepted accounting principles ("GAAP"). In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our results of operations.

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

Our future performance also depends on the contributions of our extended leadership team and other key employees to execute on our strategic plans and certain key roles remain to be hired. Our talent strategy could continue to evolve with the future direction of the business. We must continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent. The failure to recruit and retain necessary key personnel could cause disruption, harm our business and hamper our ability to grow our company.

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

Server technologies continue to evolve and in some instances these changes can result in customers increasing their use of high-power density equipment in our IBX data centers which can increase the demand for power on a per cabinet basis. Additionally, the workloads related to new and evolving technologies such as AI are increasing the demand for high density computing power. Because many of our IBX data centers were built a number of years ago, the current demand for power may exceed the designed electrical capacity in these IBX data centers. As power, not space, is a limiting factor in many of our IBX data centers, our ability to fully utilize the space in those IBX data centers may be impacted. The ability to increase the power capacity of an IBX data center, should we decide to, is dependent on several factors including, but not limited to, the local utility's ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical and mechanical infrastructure of an IBX data center to deliver additional power and cooling to customers. Although we are currently designing and building to a higher power specification than that of many of our older IBX data centers, and are considering redevelopment of certain sites where appropriate, there is a risk that demand could continue to increase, or our redevelopment may not be successful, and the space inside our IBX data centers could become underutilized sooner than expected.

The development and use of artificial intelligence in the workplace presents risks and challenges that may adversely impact our business and operating results.

We have begun leveraging AI and machine learning capabilities for our employees to use in their day-to-day operations. Failure to invest adequately in such capabilities may result in us lagging behind our competitors in terms of improving operational efficiency and achieving superior outcomes for our business and our customers. As we embark on these initiatives, we may encounter challenges such as a shortage of appropriate data to train internal AI models, a lack of skilled talent to effectively execute our strategy of leveraging AI internally, or the possibility that the tools we utilize may not deliver the intended value. Use of third-party AI tools can also bring information security, data privacy and legal risks. Failure to successfully harness these AI tools could negatively impact our business and operating results.

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

The global multi-tenant data center market is highly fragmented. It is estimated that we are one of more than 2,400 companies that provide these offerings around the world. We compete with these firms which vary in terms of their data center offerings and the geographies in which they operate. We must continue to evolve our product strategy and be able to differentiate our IBX data centers and product offerings from those of our competitors.

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

As our customers evolve their IT strategies, we must remain flexible and evolve along with new technologies and industry and market shifts. The process of developing and acquiring new offerings and enhancing existing offerings is complex. If we fail to anticipate customers’ evolving needs and expectations or do not adapt to technological and IT trends, our results of operations could suffer. Ineffective planning and execution in our cloud, AI and product development strategies may cause difficulty in sustaining our competitive advantages. Additionally, any delay in the development, acquisition, marketing or launch of a new offering could result in customer dissatisfaction or attrition. If we cannot continue adapting our products and strategies, or if our competitors can adapt their products more quickly than us, our business could be harmed.

In order to adapt effectively, we sometimes must make long-term investments and commit significant resources before knowing whether our predictions will accurately reflect customer demand for the new offerings. This kind of investment may include real estate expansion or developing, acquiring and obtaining intellectual property. We also must remain flexible and change strategies quickly if our predictions are not accurate. We are currently investing in our AI strategy to serve the large footprint we foresee needed for customers’ AI workloads. The future of AI is still uncertain and as it continues to evolve, our predictions about the market may prove inaccurate. Developments or speculation about the future of AI and/or its impact on the data center industry has caused volatility in our stock price in the past. We cannot guarantee our investments and predictions will be accurate around AI or any other customer demand.

We have also been making investments of resources in expanding our product portfolio in recent years. New offerings may come with additional risks and may not always be successful, and certain past offerings have been discontinued including the Equinix Metal product. New offerings may also require additional capital, have lower margins and higher customer churn as compared to our data center offerings, thus adversely impacting our results. These offerings may also introduce us to different competition and faster development cycles as compared to our data center business. If we cannot develop or partner to quickly and efficiently meet market demands, we may also see adverse results. While we believe these product offerings and others we may implement in the future will be desirable to our customers and will complement our other offerings on Platform Equinix, we cannot guarantee the success of any product or any other new product offering.

We have also invested in joint ventures in order to develop capacity to serve the large footprint needs of a targeted set of hyperscale customers by leveraging existing capacity and dedicated hyperscale builds. We believe these hyperscale customers will also play a large role in the growth of the market for AI. We have announced our intention to seek additional joint ventures for certain of our hyperscale builds. There can be no assurances that our joint ventures will be successful or that we find appropriate partners, or that we will be able to successfully meet the needs of these customers through our hyperscale offerings.

Failure to successfully execute on our product strategy or hyperscale strategy could materially adversely affect our financial condition, cash flows and results of operations.

We have government customers, which subjects us to revenue risk and certain other risks including early termination, audits, investigations, sanctions and penalties, any of which could have a material adverse effect on our results of operations.

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

Government contracts often have unique terms and conditions, such as most favored customer obligations, and are generally subject to audits and investigations. Being out of compliance with the terms of such contracts could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business. On occasion, we have been out of compliance with contractual terms of certain government contracts and have remedied as necessary.

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

Furthermore, short sellers may engage in activity intended to drive down the market price of our common stock, which could also result in related regulatory and governmental scrutiny, among other effects. Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our common stock for the price to decline. At any time, short sellers may also publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum in our common stock. Short selling reports can cause downward pressure and increased volatility in an issuer’s stock price. In particular, on March 20, 2024, a short seller report was published about us, which contained certain allegations related to components of our operating results and other strategic matters. As a result, the Audit Committee of our Board of Directors commenced an independent investigation to review the matters referenced in the report. Shortly after the release of the report, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California and on April 30, 2024, we also received a subpoena from the Securities and Exchange Commission. We are cooperating fully with both. The foregoing subpoenas, or any inquiries or investigations conducted by a governmental organization or other regulatory body or internal investigation, could result in a material diversion of our management’s time and result in substantial cost and, in the event of an adverse finding, could have a material adverse effect on our business and results of operations.

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

We also periodically monitor the remaining net book values of our property, plant and equipment, generally at the individual IBX data center level. Although our individual IBX data centers are generally performing in accordance with our expectations, our IBX data centers could under-perform relative to our expectations which may result in additional non-cash impairment charges.

These charges could be significant, which could have a material adverse effect on our business, results of operations or financial condition.

We have incurred substantial losses in the past and may incur additional losses in the future.
As of December 31, 2024, our retained earnings were $4.7 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

We are currently experiencing rising construction costs which reflect the increase in cost of labor and raw materials, supply chain and logistic challenges, and high demand in our sector. While we have invested in creating a reserve of materials to mitigate supply chain issues and inflation, it may not be sufficient and ongoing delays, difficulty finding replacement products and continued high inflation could affect our business and growth and could have a material effect on our business. In certain instances we have elected to pre-buy certain equipment and materials to mitigate supply chain issues before our construction plans are finalized. If our estimates are wrong we may be liable to pay for goods we no longer need. Additional or unexpected disruptions to our supply chain, including in the event of any sustained regional escalation of the current conflict in the Middle East in the area around the Red Sea or more broadly, or inflationary pressures could significantly affect the cost of our planned expansion projects and interfere with our ability to meet commitments to customers who have contracted for space in new IBX data centers under construction.

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

Over the last several years, we have completed numerous acquisitions, including most recently that of five data centers in Peru and Chile from Empresa Nacional De Telecomunicaciones S.A. ("Entel") in 2022 and four data centers as well as a subsea cable and terrestrial fiber network in West Africa from MainOne Cable Company ("MainOne") in 2022. We expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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
•we may fail to maintain the complex tax structure of the joint ventures and, as a result, become liable for additional tax liabilities of the joint ventures;
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

For the years ended December 31, 2024, 2023 and 2022, we recognized approximately 62%, 63% and 61%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Mexico, South America, the Asia-Pacific region and the EMEA region.

In addition, we are currently undergoing expansions or evaluating expansion opportunities outside of the U.S., which includes entering into emerging and high-risk markets. Undertaking and managing expansions in foreign jurisdictions may present unanticipated challenges to us.
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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of December 31, 2024, our total indebtedness (inclusive of finance lease liabilities and gross of debt issuance costs and debt discounts) was approximately $17.6 billion, our stockholders' equity was $13.5 billion and our cash, cash equivalents and short-term investments totaled $3.6 billion. In addition, as of December 31, 2024, we had approximately $3.9 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of December 31, 2024, we recorded operating lease liabilities of $1.5 billion, which represents our obligation to make lease payments under those lease arrangements.
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
•limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity, which would also limit our ability to further expand our business; and
•make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings to the extent we have not entirely hedged such variable-rate debt.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2024, we established an "at the market" equity offering program (the "2024 ATM Program") to replace a previous program from 2022 which had been exhausted (the "2022 ATM Program”). Under the $2.0 billion 2024 ATM Program, we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of December 31, 2024, we had approximately $1.3 billion available for sale under the 2024 ATM Program. We have refreshed our ATM program in the past and expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 11 within the Consolidated Financial Statements of this Annual Report on Form 10-K for sales of our common stock under our ATM programs.
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

We are subject to various federal, state and local environmental and health and safety laws and regulations in the United States and at our non-U.S. locations, including those relating to the generation, storage, handling and disposal of hazardous substances, regulated materials and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and other regulated materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions, refrigerants and other materials. At some of our locations, hazardous substances or regulated materials are known to be present in soil or groundwater, and there may be additional unknown hazardous substances, or regulated materials present at sites that we own, operate or lease. At some of our locations, there are land use restrictions in place relating to earlier environmental cleanups that do not materially limit our use of the sites. To the extent any hazardous substances or any other substance or material must be investigated, cleaned up or removed from our property, we may be responsible under applicable laws, permits or leases for the investigation, removal or cleanup of such substances or materials, the cost of which could be substantial.

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

Regulation of greenhouse gas ("GHG") emissions could increase our costs of doing business, for example by increasing the cost of electricity produced by more GHG-intensive means (e.g., generated from fossil fuels), which could require the management or reduction of GHG emissions (e.g., carbon dioxide capture), or by imposing taxes or fees upon electricity or GHG emissions. In recent years, there has been interest in the U.S. and in countries where we operate abroad in regulating GHG emissions and otherwise addressing risks related to climate change. For example, in the U.S., regulations and legislation have been proposed or enacted during the Biden Administration that limit or otherwise seeks to discourage carbon dioxide emissions and the use of fossil fuels. The change in the U.S. presidential administration may lead to a different regulatory agenda, particularly regarding efforts to limit GHG emissions. Other countries in which we operate may also impose requirements and restrictions on GHG emissions.
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

We may fail to achieve our sustainability objectives, or may encounter objections to them, either of which may adversely affect public perception of our business and affect our relationship with our customers, our stockholders and/or other stakeholders.

We have established sustainability objectives, including long-term goals of procuring 100% clean and renewable energy coverage and reducing our GHG emissions from our operations and supply chain. We also face pressure from our customers, stockholders and other stakeholders, such as the communities in which we operate, who are increasingly focused on climate change, to prioritize renewable energy procurement, reduce our carbon footprint and promote resource efficiency practices. To address these stakeholder goals and concerns, where possible, we plan to continue to scale our renewable energy strategy, seek low-carbon alternatives for traditional fuel sources, use refrigerants that pose fewer risks of environmental impact, and pursue opportunities to improve energy and water efficiency. As a result of these and other initiatives, we intend to make progress towards reducing our environmental impact and global carbon footprint, meet our public climate related goals, as well as ensuring that our business remains viable in a low-carbon economy.

Pursuing these objectives involves additional costs for conducting our business. For example, developing and acting on sustainability initiatives, including collecting, measuring, and reporting information, goals and other metrics can be costly, difficult and time consuming. We have separately undertaken efforts to procure coverage from renewable energy projects in order to support availability of new renewables development. These efforts to support and enhance renewable electricity generation may increase our costs of electricity above those that would be incurred through procurement of conventional electricity from existing sources or through conventional grids. Reducing our carbon footprint may require physical or operational modifications that may be costly. These initiatives could adversely affect our financial position and results of operations.

There is also a risk that our sustainability objectives will not be met. It is possible that we may fail to reach our stated environmental goals in a timely manner or that our customers, stockholders or members of our communities might not be satisfied with our sustainability efforts or the speed of their adoption. Our customers, stockholders or other stakeholders may object to our sustainability objectives or the manner in which we seek to achieve such objectives. A failure to meet our environmental goals, or significant controversy regarding these goals and how we achieve them, could adversely affect public perception of our business, employee morale or customer, stockholder or community support. If we do not meet our customers' or stockholders' expectations regarding those initiatives, or lose support in our communities, our business and/or our share price could be harmed.

There is some indication that sustainability goals are becoming more controversial, as some governmental entities in the U.S. and certain investor constituencies question the appropriateness of or object to sustainability initiatives. Some investors may use sustainability-related factors to guide their investment strategies and may choose not to invest in us, a factor that could tend to reduce demand for our shares and possibly affect our share price adversely. In addition, the recent change to the United States presidential administration could impact our sustainability goals. We may face increased governmental scrutiny, potential enforcement actions or private litigation challenging our sustainability goals, or our disclosure of those goals and our metrics for measuring achievement of them. New or changing regulation or public opinion regarding our sustainability goals or our actions to achieve them may result in adverse effects on our financial performance, reputation or demand for our services and products, or may otherwise result in obligations and liabilities that cannot be predicted or estimated at this time.
Risks Related to Certain Regulations and Laws, Including Tax Laws
Government regulation related to our business or failure to comply with laws and regulations may adversely affect our business.

Various laws and governmental regulations, both in the U.S. and abroad, governing internet-related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission ("FCC") intention to reinstate the net neutrality rules that have been temporarily stayed by the U.S. Court of Appeals for the Sixth Circuit in August, may result in material changes in the regulations and contribution regime affecting our customers. Changes to these laws and regulations could have a material adverse effect on us and our customers. We expect there may also be forthcoming regulation in areas of regulating the responsible use of AI, such as the proposed EU Artificial Intelligence Act and the introduction of heightened measures to be adopted with respect to cybersecurity, operational resilience, data privacy, sustainability, taxation and data security, any of which could impact us and our customers.

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

Many countries and states have increasingly taken a more proactive approach on sustainability through the adoption of regulations that oblige corporations to make disclosures on their corporate sustainability efforts through mandatory reporting and to decarbonize their operations and supply chain. It is possible that compliance with the sustainability-related regulations and directives will require us to re-evaluate and make changes to our current operations and our supply chain and thus increase our cost of doing business in the relevant affected regions or countries. We may incur incremental costs to enhance our internal systems to collect the data needed to meet these regulatory requirements, including attestation standards.

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

Digitalization has been accelerated in many countries as a direct consequence of the pandemic and regulators are increasingly aware and recognizing the importance of data centers in ensuring the availability, resiliency, security and stability of digitalized critical services such as national security, healthcare and financial and banking services. Our business was designated "critical infrastructure" or "essential services" which allowed our data centers to remain open in many jurisdictions during the COVID-19 pandemic. Regulations such as the US Cyber Incident Reporting for Critical Infrastructure Act of 2022 (“CIRCIA 2022”), the SEC Cybersecurity Disclosure Rule, the EU Network and Information Security Directive No.2 (“NIS 2”), the EU Digital Operational Resilience Act (“DORA”), and Australia’s Security of Critical Infrastructure Act 2018 make it mandatory for Equinix to comply with more stringent requirements related to cybersecurity, controls on data storage and cross border data transfer and operational resilience, more so, in countries where our entities and/or IBXs are designated as critical information or critical national infrastructure. Any regulations restricting our ability to operate our business for any reason could have a material adverse effect on our business. Additionally, these "essential services" and "critical infrastructure" designations could lead countries or local regulators to impose additional regulations on the data center industry in order to have better visibility and control over our industry for future events and crises. Compliance with these regulations may also lead to additional costs and impact returns on investments in the relevant jurisdictions.

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

The Organization for Economic Co-operation and Development ("OECD") is an international association made up of over 30 countries including the U.S. The OECD has proposed and made numerous changes to long-standing tax principles, which, if adopted by the member countries, could have a materially adverse effect on our tax liabilities. For example, it has proposed a framework to implement a global minimum tax of 15% for businesses with global revenues and profits above certain thresholds (referred to as Pillar Two). The framework includes a mechanism empowering foreign jurisdictions to levy a top-up tax on our profits in the U.S. Certain aspects of Pillar Two became effective January 1, 2024, and the rest of the new tax regime will become generally effective January 1, 2025, depending on whether the rules have been adopted and ratified by the legislatures in the OECD countries. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have partially adopted Pillar Two, and other countries are in the process of introducing legislation to adopt the new tax regime. We are continuing to evaluate the impacts of the development in the jurisdictions in which we operate.

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

Additionally, we maintain certain other regional and/or business specific organizational structures for various tax, legal and other business purposes. The organization, maintenance and reporting requirements for our entity structure are complex and require coordination amongst many teams within Equinix and the use of outside service providers. While we use automation tools and software where possible to manage this process, a meaningful amount of work continues to be manual. We believe we have adequate controls in place to manage these complex structures, but if our controls fail, there could be significant legal and tax implications to our business and our operations including but not limited to material tax and legal liabilities.

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
We paid quarterly distributions in each quarter of 2024 and have declared a quarterly distribution for the fourth quarter of 2024 to be paid on March 19, 2025. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the settlement of reserves or required debt service or amortization payments.
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

A portion of our business is conducted through wholly owned TRSs because certain of our business activities could generate nonqualifying REIT income as currently structured and operated. The income of our U.S. TRSs will continue to be subject to federal and state corporate income taxes. In addition, our international assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. Any of these taxes would decrease our earnings and our available cash.

We are also subject to a U.S. federal corporate level income tax at the highest regular corporate income tax rate on any gains recognized from the sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset that we or our QRSs hold following the liquidation or other conversion of a former TRS). This tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset, to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset.

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

Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2024, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the entry into new joint venture structures, the adoption of new accounting principles and tax laws, and our overhaul of our back-office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected.

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
ITEM 1C.    Cybersecurity

Equinix Risk Management and Strategy
Equinix has processes for assessing, identifying, and managing material risks from cybersecurity threats, both integrated into our Governance, Risk and Compliance Program (the “GRC Program”) and existing within our Information Security function (“InfoSec”) led by a Chief Information Security Officer (“CISO”). Our prior CISO departed Equinix in the fourth quarter of 2024, at which time we appointed a tenured Equinix Information Technology senior leader to the role in an interim capacity. To assist our interim CISO, we have engaged a technology risk consultant in an advisory role.
The foundation of risk oversight at Equinix is our Governance, Risk and Compliance Committee (“GRCC”), overseen by the Nominating and Governance Committee of our Board. The GRCC is a global, cross-functional group currently comprised of global senior leaders, across functions such as Legal, Compliance and Risk Management. The GRCC considers enterprise and emerging risks via Equinix’s Enterprise Risk Management Program (the “ERM Program”). Our ERM Program focuses on the identification, assessment, management, monitoring and reporting of key business risks. Risk identification involves periodic risk surveys and/or risk interviews with key business process owners and executives to identify key strategic, operational, financial, regulatory, compliance and external risks at the enterprise level. Our next global risk assessment to identify enterprise risks will be conducted in the first half of 2025. In addition, the ERM Program also includes an Emerging Risks Team of business leaders at Equinix, representing a majority of business functions, that meets monthly to identify fast-moving, potentially impactful risks.
The GRCC prioritizes top enterprise and emerging risks for reporting to and dialoguing with our executive staff at least quarterly, and from this discussion, risks are presented to the Nominating and Governance Committee to consider for further assessment and report-out either to a committee or the full Board as appropriate.
The ERM Program works with risk owners to gather, evaluate, and prioritize risk information through the completion of a risk assessment and creation of a risk profile document. Top risks, including those related to cybersecurity, are evaluated through a detailed risk assessment, and the risks are reexamined periodically as needed. InfoSec performs an annual refresh of an information security risk profile document as required by this process, and the results of such assessment are reported out for escalation, prioritization and reporting on an annual basis.
Cybersecurity Risk Management and Strategy
Equinix cybersecurity risk management activities and outcomes are guided by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and assessed by a third party. In addition, our cybersecurity program is certified globally against the International Organization for Standardization (“ISO”) 27001 standards. Currently, our cybersecurity program includes the following key categories of security controls with many security capabilities serving under each category: Governance, Access Control, Awareness and Training, Audit and Accountability, Configuration Management, Contingency Planning, Incident Response, Data Security, Continuous Monitoring, Maintenance Controls, Media Protection, Physical Protections, Risk Assessment, Third-Party Risk Management, System and Communications Projection, and System and Information Integrity.
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
Equinix does not generally engage any consultants, auditors, or other third parties in connection with processes for assessing, identifying and managing risks from cybersecurity threats other than the technology risk consultant identified above.
Board of Directors’ Oversight of Risks from Cybersecurity Threats
The Nominating and Governance Committee oversees our GRC Program per its charter, reviewing and considering developments related to the GRC Program and reporting on the GRC Program’s activities and recommendations to the full Board.
Information security risks have been deemed by our Board to be of critical importance to Equinix, and thus the Nominating and Governance Committee receives quarterly updates on cybersecurity and the full Board receives a briefing on cybersecurity at least annually. These briefings are conducted by our CISO and members of the InfoSec leadership team and cover topics such as key risk indicators, the status of strategic programs, operational updates and key initiatives, past and future action plans, and InfoSec functional updates.
In the event of a material cybersecurity incident, the full Board would be convened on a frequent basis to receive updates and provide oversight.
Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
The Information Security Steering Committee (“ISSC”) is a key element of our cybersecurity strategy. The ISSC is chaired by the CISO and comprises of a cross-functional group of senior leaders from various functions in the company. The ISSC aims to align our security and compliance programs with business objectives. Specifically, the ISSC (i) facilitates identification of risk-based priorities and trade-offs; (ii) aims to ensure economies of scale and consistency of information security and compliance across IT assets at the company; (iii) reviews and approves information security policies; (iv) reviews requests for policy and risk exceptions to provide a “Risk Acceptance Authorization”; and (v) serves as a communications channel and steward to cultivate a culture of trust across the enterprise.
The ISSC currently meets quarterly. In addition, various subcommittees meet on an as-needed basis to address business needs. At the ISSC, topics such as changes to the InfoSec risk register, notable issues, and information security projects are discussed.
Our interim CISO brings over 20 years of experience in information technology, which enables him to ensure alignment of our cybersecurity program with our critical infrastructure strategies. He has experience in implementing and operating a governance framework and core controls in information technology. Further, he oversaw the building of our application disaster recovery infrastructure for all production applications at Equinix, and since that time has been responsible for operating this infrastructure and ongoing disaster recovery testing. All of this experience is applicable and relevant to our cybersecurity program at Equinix. Additionally, team members supporting our program have relevant education and information security experience.
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
The following tables present the locations of our leased and owned IBX data centers and xScaleTM data centers investments as of December 31, 2024, as well as one data center which opened in February 2025.

AMERICAS
Metro	Leased (1)	Owned (1) (2)
Atlanta	●	●
Bogotá		●

AMERICAS
Vancouver
Calgary
Kamloops
Seattle
Winnipeg
Ottawa
Montreal
Toronto
Saint John
Chicago
Silicon Valley
Denver
Boston
New York
Philadelphia
Washington, D.C.
Culpeper, VA
Los Angeles
Atlanta
Dallas
Monterrey
Houston
Miami
Mexico City
Bogotá
Lima
São Paulo
Santiago
Rio De Janeiro
Equinix Location
Partner Data Center

Boston		●
Calgary	●	●
Chicago	●	●
Culpeper		●
Dallas	●	●
Washington, D.C./Ashburn	●	●
Denver	●	●
Houston		●
Kamloops		●
Lima		●
Los Angeles	●	●
Mexico City		●
Miami	●	●
Monterrey	●
Montreal		●
New York	●	●
Ottawa		●
Philadelphia	●
Rio de Janeiro	●	●
Saint John		●
Santiago		●
São Paulo		●
Seattle	●	●
Silicon Valley	●	●
Toronto	●	●
Vancouver	●
Winnipeg	●

EMEA
Metro	Leased (1)	Owned (1) (2)
Abidjan		●
Abu Dhabi	●
Accra		●
Amsterdam	●	●

EMEA
Helsinki
Stockholm
Manchester
Düsseldorf
Amsterdam
Dublin
London
Hamburg
Warsaw
Frankfurt
Paris
Munich
Geneva
Bordeaux
Sofia
Zurich
Genoa
Istanbul
Milan
Madrid
Barcelona
Lisbon
Lagos
Abidjan
Accra
Johannesburg
Dubai
Abu Dhabi
Muscat

Barcelona	●	●
Bordeaux		●
Dubai	●	●
Dublin		●
Düsseldorf		●
East Netherlands	●
Frankfurt	●	●
Geneva	●	●
Genoa		●
Hamburg		●
Helsinki	●	●
Istanbul		●
Johannesburg	●
Lagos		●
Lisbon		●
London	●	●
Madrid	●	●
Manchester	●	●
Milan	●	●
Munich	●	●
Muscat		●
Paris	●	●
Sofia		●
Stockholm	●	●
Warsaw	●	●
Zurich	●	●

Asia-Pacific
Metro	Leased (1)	Owned (1) (2)
Adelaide		●
Brisbane		●
Canberra		●
Hong Kong	●
Jakarta	●
Johor		●
Kuala Lumpur	●
Melbourne		●
Mumbai	●	●
Osaka	●	●
Perth		●
Seoul	●	●
Shanghai	●	●
Singapore	●	●
Sydney	●	●
Tokyo	●	●

(1)"●" denotes locations with one or more data centers.
(2)Owned sites include IBX data centers subject to long-term ground leases.
The following table presents an overview of our portfolio of IBX data centers as of December 31, 2024:

	# of IBXs (1)	Total Cabinet Capacity (1)(2)	Cabinets Billed (1)	Cabinet Utilization % (1)(3)	MRR per Cabinet (1)(4)
Americas	107	144,100	116,700	81%	$2,550
EMEA	86	138,200	107,700	78%	2,152
Asia-Pacific	54	89,100	66,600	75%	2,218
Total	247	371,400	291,000

(1)Excludes 21 unconsolidated data centers (20 xScale data centers and the MC1 IBX data center) and includes the JK1 data center which opened in February 2025. The JK1 data center is included in the # of IBXs only.
(2)Cabinets represent a specific amount of space within an IBX data center. Customers can combine and use multiple adjacent cabinets within an IBX data center, depending on their space requirements.
(3)The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, taking into consideration power limitations.
(4)MRR per cabinet represents average monthly recurring revenue recognized divided by the average number of cabinets billed during the fourth quarter of the year. Americas MRR per cabinet excludes Infomart non-IBX tenant income and EMEA MRR per cabinet excludes MainOne revenue.

The following table presents a summary of our significant IBX data center projects under construction as of December 31, 2024:

Property	Property Location	Target Open Date	Sellable Cabinets	Total Capex (in millions) (1)
Americas:
SP4 phase IV	São Paulo	Q1 2025	750	$21
ST2 phase II	Santiago	Q1 2025	425	45
DA11 phase III	Dallas	Q2 2025	2,000	186
TR6 phase II	Toronto	Q2 2025	900	123
CH2 phase II	Chicago	Q3 2025	575	46
MI1 phase III	Miami	Q3 2025	1,050	86
MO2 phase I	Monterrey	Q3 2025	725	79
DC2 Redevelopment	Washington, D.C.	Q4 2025	425	56
DC16 phase II	Washington, D.C.	Q4 2025	1,525	131
DC22 phase I	Washington, D.C.	Q4 2025	2,125	260
MT1 phase II	Montreal	Q4 2025	250	22
NY11 phase V	New York	Q4 2025	600	38
SE4 phase IV	Seattle	Q4 2025	400	33
CH5 phase I	Chicago	Q1 2026	1,600	219
DC16 phase III	Washington, D.C.	Q1 2026	1,525	83
SP6 phase I	São Paulo	Q1 2026	1,125	110
BG2 phase II	Bogotá	Q2 2026	550	28
SV18 phase I	Silicon Valley	Q3 2026	1,350	260
NY3 phase II	New York	Q4 2026	2,275	222
			20,175	2,048
EMEA:
LG2 phase II	Lagos	Q1 2025	150	9
MA5 phase II	Manchester	Q1 2025	775	39
SN1 phase I	Salalah	Q1 2025	125	20
SN1 phase II	Salalah	Q2 2025	125	8
LD10 phase IV	London	Q3 2025	850	63
LG2 phase III	Lagos	Q3 2025	275	29
LG3 phase I	Lagos	Q3 2025	225	22
LS2 phase I	Lisbon	Q3 2025	625	53
MD5 phase I	Madrid	Q3 2025	1,700	115
FR8 phase II	Frankfurt	Q4 2025	1,400	193
FR13 phase II	Frankfurt	Q2 2026	350	42
DX3 phase II	Dubai	Q3 2026	1,100	81
IL3 phase I	Istanbul	Q3 2026	1,325	116
LG4 phase I	Lagos	Q1 2027	925	78
PA14 phase I	Paris	Q1 2027	825	133
LD14 phase I	London	Q2 2027	1,425	243
ZH4 phase VI	Zurich	Q3 2027	200	47
			12,400	1,291

Asia-Pacific:
CN1 phase I	Chennai	Q1 2025	850	65
KL1 phase II	Kuala Lumpur	Q1 2025	450	4
MB3 phase I	Mumbai	Q2 2025	1,375	86
HK1 phase XIII B	Hong Kong	Q4 2025	250	16
HK6 phase I	Hong Kong	Q1 2026	1,000	124
OS3 phase IV	Osaka	Q1 2026	550	30
JH2 phase I	Johor	Q1 2027	1,100	152
SG6 phase I	Singapore	Q1 2027	1,525	290
TY15 phase II	Tokyo	Q2 2027	1,000	101
JH2 phase II	Johor	Q3 2027	1,125	49
			9,225	917
Total			41,800	$4,256

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
On May 2, 2024, a putative stockholder class action was filed against the Company and certain of our officers in the United States District Court for the Northern District of California. The named plaintiff alleges violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5, and Section 20(a) of the Exchange Act, on the basis that the defendants allegedly made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified damages, attorneys' fees, other expenses and costs. We filed a motion to dismiss the lawsuit on October 10, 2024. The motion was granted in part on January 6, 2025. We intend to continue to defend the lawsuit.
These matters are subject to uncertainties, and we cannot predict the outcome, nor reasonably estimate a range of loss or penalties, if any, relating to these matters.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is quoted on the NASDAQ Global Select Market under the symbol of "EQIX." Our common stock began trading in August 2000. As of January 31, 2025, we had 97,332,005 shares of our common stock outstanding held by approximately 236 registered holders. During the years ended December 31, 2024 and 2023, we did not issue or sell any securities on an unregistered basis.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on Equinix's common stock between December 31, 2019 and December 31, 2024 with the cumulative total return of:
•the S&P 500 Index;
•the NASDAQ Composite Index; and
•the FTSE NAREIT All REITs Index.
The graph assumes the investment of $100.00 on December 31, 2019 in Equinix's common stock and in each index, and assumes the reinvestment of dividends, if any.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Equinix, Inc., the NASDAQ Composite Index, the S&P 500 Index, and the FTSE NAREIT All REITs Index

$350
$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Equinix, Inc.
NASDAQ Composite
S&P 500
FTSE NAREIT All REITs

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
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
Item 7 of this Form 10-K focuses on discussion of 2024 and 2023 items as well as 2024 results as compared to 2023 results. For the discussion of 2022 items and 2023 results as compared to 2022 results, please refer to Item 7 of our 2023 Form 10-K as filed with the SEC on February 16, 2024.
Our management's discussion and analysis of financial condition and results of operations is intended to assist readers in understanding our financial information from our management's perspective and is presented as follows:
•Overview
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge solutions platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 268 IBXs, including 20 xScale data centers and the MC1 data center that are held in unconsolidated joint ventures, across 74 markets around the world. We offer the following solutions:
•premium data center colocation;
•interconnection and data exchange solutions;
•edge solutions for deploying networking, security and hardware; and
•remote expert support and professional services.
Our data centers around the world allow our customers to bring together and interconnect the infrastructure they need to fast-track their digital advantage. With Equinix, they can scale with agility, accelerate the launch of digital offerings, deliver world-class experiences and multiply their value. We enable them to differentiate by distributing infrastructure and removing the distance between clouds, users and applications in order to reduce latency and deliver a superior customer, partner and employee experience. The Equinix global platform, and the quality of our offerings, have enabled us to establish a critical mass of customers. As more customers choose Platform Equinix for bandwidth cost and performance reasons, it benefits their suppliers and business partners to colocate in the same data centers and connect directly with each other. This adjacency creates a network effect that attracts new customers, continuously enhances our existing customers' value and enables them to capture further economic and performance benefits from our offerings.
Industry Overview:
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
Historically, the outsourcing market was served by large telecommunications carriers that bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and carrier-neutral multi-tenant data centers ("MTDC"), public and private cloud providers, managed infrastructure and application hosting providers, large hyperscale cloud providers and systems integrators. It is estimated that Equinix is one of more than 2,400 companies that provide MTDC offerings around the world. The global MTDC market is highly fragmented. Each of these data center solution providers can bundle various colocation, interconnection and network offerings, outsourced IT infrastructure solutions and managed services. We believe that this outsourcing trend has accelerated and is likely to continue to accelerate in the coming years, especially in light of the movement to digital business, the use of multiple cloud service providers and the adoption of AI. We are able to offer our customers a global platform that reaches 35 countries with the industry’s largest and most active ecosystem of partners in our sites, proven operational reliability, improved application performance and a highly scalable set of offerings.
Capacity Trends:
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 78% and 79%, as of December 31, 2024 and 2023, respectively. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption, which we expect to accelerate with the adoption of AI, has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our existing IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center, and in our ability to expand our footprint in existing and new markets. Additionally, global supply chain challenges could result in a lack of availability or delays in the delivery of data center equipment. These challenges have driven us to invest in and commit to future purchases in advance of our standard practice to mitigate risks associated with these supply chain issues. These constraints could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows and the growth opportunities presented by the adoption of new technologies, including AI.
Expansion Opportunities:
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
Revenue:
Our business is primarily based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to five years in length, and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for the years ended December 31, 2024, 2023 and 2022. Our 50 largest customers accounted for approximately 36%, 37% and 36% of our recurring revenues for the years ended December 31, 2024, 2023 and 2022, respectively.
Our non-recurring revenues are primarily derived from fees charged from installations related to a customer's initial deployment and professional services we perform for our customers, including our joint ventures. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installations are deferred and recognized ratably over the period of the contract term. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is generally treated as a contract modification and recognized ratably over the remaining term of the contract, if any. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.
Operating Expenses:
Cost of Revenues. The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs including electricity, bandwidth access, IBX data center employees' salaries and benefits including stock-based compensation, repairs and maintenance, supplies and equipment, and security. A majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. In addition, the cost of electricity is generally higher in the summer months, as compared to other times of the year. Our costs of electricity may also increase as a result of the physical effects of climate change, global energy supply constraints, increased regulations driving alternative electricity generation due to environmental considerations or as a result of our election to use renewable energy sources. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows.
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
Taxation as a REIT:
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of December 31, 2024, our REIT structure included a majority of our data center operations in the Americas and EMEA regions, as well as the data center operations in Japan, Singapore, and Malaysia. Our data center operations in other jurisdictions are operated as TRSs. We have also included our share of the assets in xScale joint ventures, with the exception of Korea, in our REIT structure.
As a REIT, we generally are permitted to deduct from our U.S. federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to U.S. federal income taxes at the entity level but is taxed in the U.S., if at all, at the stockholder level. Depending on a stockholder's citizenship and residency, the income could be taxed by other jurisdictions as well. Nevertheless, the income of our TRSs which hold our U.S. operations is subject to U.S. federal and state corporate income taxes, as applicable. Likewise, our foreign subsidiaries continue to be subject to local income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries ("QRSs") for U.S. income tax purposes. We are also subject to a separate U.S. federal corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset held by us or a QRS following the liquidation or other conversion of a former TRS). This built-in-gain tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. In addition, should we recognize any gain from "prohibited transactions," we will be subject to tax on this gain at a 100% rate. "Prohibited transactions," for this purpose, are defined as dispositions of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors. If we fail to remain qualified for U.S. federal income taxation as a REIT, we will be subject to U.S. federal income taxes at regular corporate income tax rates. Even if we remain qualified for U.S. federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs, many states do not completely follow federal rules, and some may not follow them at all.

We continue to monitor our REIT compliance in order to maintain our qualification for U.S. federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
On each of March 20, 2024, June 19, 2024, September 18, 2024 and December 11, 2024, we paid a quarterly cash dividend of $4.26 per share. We expect all of our 2024 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income recognized in 2024.
2024 Highlights:
•In April, we sold the Silicon Valley 12 (“SV12”) data center site in connection with the formation of a new joint venture to develop and operate an xScale data center in the Americas region (the “AMER 2 Joint Venture”). Upon closing, we contributed $26 million in exchange for a 20% partnership interest in the joint venture. See Note 5 within the Consolidated Financial Statements.
•In May, we issued $750 million aggregate principal amount of 5.500% senior notes due June 15, 2034 (the "2034 Notes"). See Note 10 within the Consolidated Financial Statements.
•In July, we entered into an agreement to acquire three data centers in the Philippines from Total Information Management ("TIM") for a stated purchase price of $180 million subject to certain adjustments. The acquisition is expected to close in the first half of 2025, subject to customary closing conditions.
•In August and September, we sold 1,212,810 shares under the 2022 ATM Program. 569,382 shares were sold on a spot basis and 643,428 were sold through the settlement of outstanding forward sale agreements, for approximately $467 million and $509 million, respectively, net of commissions and other offering expenses. See Note 11 within the Consolidated Financial Statements.
•In September, we issued €600 million, or approximately $664 million, at the exchange rate in effect on September 3, 2024, aggregate principal amount of 3.650% senior notes due September 3, 2033 (the "2033 Euro Notes") and CHF100 million, or approximately $118 million, at the exchange rate in effect on September 4, 2024, aggregate principal amount of 1.558% senior notes due September 4, 2029 (the "2029 CHF Notes"). See Note 10 within the Consolidated Financial Statements.
•In October, we entered into an agreement to form a joint venture to develop and operate xScale data centers in the Americas region (the "AMER 3 Joint Venture"), subject to regulatory approval and other closing conditions which were satisfied on October 30, 2024. See Note 5 within the Consolidated Financial Statements.
•In October, we established a program to succeed the 2022 ATM Program, under which we may, from time to time, offer and sell on a spot or forward basis up to an aggregate of $2.0 billion of our common stock to or through sales agents in "at the market" transactions (the "2024 ATM Program"). See Note 11 within the Consolidated Financial Statements.
•In November, we issued €650 million, or approximately $706 million, at the exchange rate in effect on November 22, 2024, aggregate principal amount of 3.250% senior notes due March 15, 2031 (the "2031 Euro Notes") and €500 million, or approximately $543 million, at the exchange rate in effect on November 22, 2024, aggregate principal amount of 3.625% senior notes due November 22, 2034 (the "2034 Euro Notes"). See Note 10 within the Consolidated Financial Statements.
•In November and December, we sold 755,298 shares on a spot basis under the 2024 ATM Program for approximately $697 million, net of commissions and other offering expenses. See Note 11 within the Consolidated Financial Statements.
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

Years ended December 31, 2024 and 2023
Revenues. Our revenues for the years ended December 31, 2024 and 2023 were generated from the following revenue classifications and geographic regions ($ in millions):

	Years Ended December 31,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas:
Recurring revenues	$3,647	42%	$3,457	42%	$190	5%	6%
Non-recurring revenues	215	2%	160	2%	55	34%	35%
	3,862	44%	3,617	44%	245	7%	7%
EMEA:
Recurring revenues	2,812	32%	2,648	33%	164	6%	5%
Non-recurring revenues	155	2%	190	2%	(35)	(18)%	(19)%
	2,967	34%	2,838	35%	129	5%	3%
Asia-Pacific:
Recurring revenues	1,725	20%	1,640	20%	85	5%	7%
Non-recurring revenues	194	2%	93	1%	101	109%	112%
	1,919	22%	1,733	21%	186	11%	12%
Total:
Recurring revenues	8,184	94%	7,745	95%	439	6%	6%
Non-recurring revenues	564	6%	443	5%	121	27%	28%
	$8,748	100%	$8,188	100%	$560	7%	7%
Revenues
($ in millions)
Americas Revenues. During the year ended December 31, 2024, Americas revenues increased by $245 million or 7% (7% on a constant currency basis). Growth in Americas revenues was primarily due to:
•$50 million of incremental revenues from non-recurring services provided to our joint ventures;

•approximately $47 million of incremental revenues generated from IBX data centers which opened within the twelve months ended December 31, 2024; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the year ended December 31, 2024, EMEA revenues increased by $129 million or 5% (3% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $36 million of incremental revenues generated from IBX data centers which opened within the twelve months ended December 31, 2024; and
•an increase in orders from both our existing customers and new customers during the period.
These increases were partially offset by a decrease of $30 million in revenues from non-recurring services provided to our joint ventures and net power price decreases in response to the decreased cost of utilities, as noted below under cost of revenues.
Asia-Pacific Revenues. During the year ended December 31, 2024, Asia-Pacific revenues increased by $186 million or 11% (12% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•$111 million of incremental revenues from non-recurring services provided to our joint ventures;
•approximately $23 million of incremental revenues generated from IBX data centers which opened within the twelve months ended December 31, 2024; and
•an increase in orders from both our existing customers and new customers during the period.
These increases were partially offset by net power price decreases in response to the decreased cost of utilities, as noted below under cost of revenues.
Cost of Revenues. Our cost of revenues for the years ended December 31, 2024 and 2023 by geographic regions were as follows ($ in millions):

	Years Ended December 31,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$1,802	41%	$1,617	38%	$185	11%	12%
EMEA	1,674	37%	1,653	39%	21	1%	1%
Asia-Pacific	991	22%	958	23%	33	3%	5%
Total	$4,467	100%	$4,228	100%	$239	6%	6%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)

Americas Cost of Revenues. During the year ended December 31, 2024, Americas cost of revenues increased by $185 million or 11% (12% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•approximately $64 million of higher depreciation expense driven by IBX data center expansions and acceleration of depreciation expense for certain assets with shortened useful lives;
•$37 million of higher costs to provide non-recurring services;
•$26 million of higher property tax expense;
•$25 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth;
•$24 million of higher utilities costs, driven by both increases in power costs and higher utility usage; and
•$21 million of higher rent and facilities costs.
These increases were partially offset by a decrease of $10 million in one-time software expenses related to our managed services business and other miscellaneous costs.
EMEA Cost of Revenues. During the year ended December 31, 2024, EMEA cost of revenues increased by $21 million or 1% (1% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$27 million of higher depreciation expense driven by IBX data center expansions and acceleration of depreciation expense for certain assets with shortened useful lives; and
•$11 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
These increases were substantially offset by lower utilities costs, driven by decreases in power costs.
Asia-Pacific Cost of Revenues. During the year ended December 31, 2024, Asia-Pacific cost of revenues increased by $33 million or 3% (5% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$32 million of costs to provide non-recurring services; and
•$19 million of higher depreciation expense driven by IBX data center expansions and acceleration of depreciation expense for certain assets with shortened useful lives.
These increase was partially offset by lower utilities costs, driven by decreases in power costs and lower utility usage in Hong Kong, Japan and Singapore.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2024 and 2023 by geographic regions were as follows ($ in millions):

	Years ended December 31,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$575	65%	$552	64%	$23	4%	4%
EMEA	199	22%	195	23%	4	2%	2%
Asia-Pacific	117	13%	108	13%	9	8%	9%
Total	$891	100%	$855	100%	$36	4%	4%

Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the year ended December 31, 2024, Americas sales and marketing expenses increased by $23 million or 4% (4% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:
•$7 million of higher compensation costs, including salaries, bonuses and stock-based compensation, attributable to headcount growth;
•$7 million of higher travel and entertainment expenses; and
•$6 million of higher advertising costs including for online ads, design services and marketing research.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expenses did not materially change during the year ended December 31, 2024 compared to the year ended December 31, 2023.
Asia-Pacific Sales and Marketing Expenses. During the year ended December 31, 2024, Asia-Pacific sales and marketing increased by $9 million or 8% (9% on a constant currency basis). The increase in our Asia-Pacific sales and marketing expenses was primarily due to an increase in compensation costs, including salaries, bonuses and stock-based compensation attributable to headcount growth and higher bad debt expense.
We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2024 and 2023 by geographic regions were as follows ($ in millions):

	Years Ended December 31,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$1,204	68%	$1,106	67%	$98	9%	9%
EMEA	335	19%	321	19%	14	4%	4%
Asia-Pacific	227	13%	227	14%	—	—%	—%
Total	$1,766	100%	$1,654	100%	$112	7%	7%

General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the year ended December 31, 2024, Americas general and administrative expenses increased by $98 million or 9% (9% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$54 million of higher depreciation expense associated with back-office systems to support the growth of our business;
•$40 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth;
•$14 million of higher consulting and legal fees; and
•$11 million of higher software costs.
These increases were partially offset by an $18 million decrease in rent expense primarily due to one-time termination costs incurred during the year ended December 31, 2023 associated with the consolidation of office space.
EMEA General and Administrative Expenses. During the year ended December 31, 2024, EMEA general and administrative expenses increased by $14 million or 4% (4% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to higher compensation costs, including sales compensation, salaries and stock-based compensation driven by headcount growth.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the year ended December 31, 2024 compared to the year ended December 31, 2023.
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
Restructuring Charges. During the year ended December 31, 2024, we recorded restructuring charges of $31 million primarily related to severance and other employee costs. These charges were incurred in relation to two initiatives. First, we substantially completed a restructuring plan to realign the organization and enable further investment in key priority areas (the "Q4 2024 Restructuring Plan"). Second, we announced the decision to make Equinix Metal no longer commercially available as a product and to wind down operations that support this product by June 2026 (the "Equinix Metal Wind Down"). We expect to incur approximately $6 million to $10 million of incremental costs as a result of the Equinix Metal Wind Down. We did not record any restructuring charges during the year ended December 31, 2023. See Note 16 within the Consolidated Financial Statements.

Transaction Costs. During the years ended December 31, 2024 and 2023, we recorded transaction costs of $50 million and $13 million, respectively. These transaction costs primarily related to costs incurred in connection with the formation of new joint ventures. See Note 5 within the Consolidated Financial Statements.
Impairment Charges. During the year ended December 31, 2024, we recorded impairment charges of $233 million as a result of the Equinix Metal Wind Down and current and projected future losses at a Hong Kong IBX. Impairment charges of $166 million, $38 million and $29 million were recorded on property, plant and equipment, operating lease right-of-use assets and intangible assets, respectively. See Note 17 within the Consolidated Financial Statements.
Gain or Loss on Asset Sales. During the year ended December 31, 2024, we recorded a gain of $18 million, related to the sale of the Silicon Valley 12 ("SV12") data center. During the year ended December 31, 2023, we did not record a significant amount of gain or loss on asset sales. See Note 5 within the Consolidated Financial Statements.
Income from Operations. Our income from operations for the years ended December 31, 2024 and 2023 by geographic regions were as follows ($ in millions):

	Years Ended December 31,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$105	8%	$330	23%	$(225)	(68)%	(67)%
EMEA	730	55%	674	47%	56	8%	6%
Asia-Pacific	493	37%	439	30%	54	12%	15%
Total	$1,328	100%	$1,443	100%	$(115)	(8)%	(8)%
Americas Income from Operations. During the year ended December 31, 2024, Americas income from operations decreased by $225 million or 68% (67% on a constant currency basis), primarily due to impairment and restructuring charges of $127 million and $21 million, respectively, as well as higher depreciation expense, utilities costs and other costs to support business growth. These were partially offset by higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, as described above.
EMEA Income from Operations. During the year ended December 31, 2024, EMEA income from operations increased by $56 million or 8% (6% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, partially offset by impairment charges of $19 million, as described above.
Asia-Pacific Income from Operations. During the year ended December 31, 2024, Asia-Pacific income from operations increased by $54 million or 12% (15% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, as well as lower utilities costs. These were partially offset by impairment charges of $87 million, as described above.
Interest Income. Interest income increased to $137 million with an average yield of 5.89% for the year ended December 31, 2024, from $94 million with an average yield of 4.11% for the year ended December 31, 2023. The increase was primarily due to interest income earned on time deposits as well as on the AMER 2 Loan further described in Note 15 within the Consolidated Financial Statements.
Interest Expense. Interest expense increased to $457 million for the year ended December 31, 2024 from $402 million for the year ended December 31, 2023, primarily due to debt issuances during the year, including:
•the issuance of the 5.500% Senior Notes due 2034 in the second quarter of 2024;
•the issuances of the 3.650% Euro Senior Notes due 2033 and the 1.558% Swiss Franc Senior Notes due 2029 in the third quarter of 2024; and
•the issuances of the 3.250% Euro Senior Notes due 2031 and the 3.625% Euro Senior Notes due 2034 in the fourth quarter of 2024.

This increase was further driven by an increase in the variable interest rate on our GBP term loan. During the years ended December 31, 2024 and 2023, we capitalized $36 million and $26 million, respectively, of interest expense to construction in progress. See Note 10 within the Consolidated Financial Statements.
Other Expense. For the year ended December 31, 2024, we recorded net other expense of $17 million, largely driven by our share of losses incurred on our equity method investments in our xScale joint ventures. We did not record a significant amount of net other expense during the year ended December 31, 2023.
Gain or Loss on Debt Extinguishment. During the year ended December 31, 2024, we recorded $16 million of net loss on debt extinguishment primarily due to the modification of a financing obligation on a property in the Americas region. We did not record a significant amount of loss on debt extinguishment during the year ended December 31, 2023.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2024 and 2023, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying consolidated financial statements for the years ended December 31, 2024 and 2023.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the years ended December 31, 2024 and 2023.
For the years ended December 31, 2024 and 2023, we recorded $161 million and $155 million of income tax expenses, respectively. Our effective tax rates were 16.5% and 13.8%, respectively, for the years ended December 31, 2024 and 2023. The higher effective tax rate in 2024 as compared to 2023 is primarily driven by the increasing losses in certain entities in the Americas and Asia-Pacific regions, of which full valuation allowances against the deferred tax assets were assessed.
During the year ended December 31, 2024, we had a favorable resolution of uncertain tax positions of approximately $8 million resulting from the settlement of tax audits in the EMEA region. In 2023, we had a favorable resolution of uncertain tax positions of approximately $14 million resulting from the settlement of tax audits in the EMEA region.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the years ended December 31, 2024 and 2023 by geographic regions was as follows ($ in millions):

	Years Ended December 31,				$ Change	% Change
	2024	%	2023	%	Actual	Actual	Constant Currency
Americas	$1,709	41%	$1,614	44%	$95	6%	7%
EMEA	1,378	34%	1,251	34%	127	10%	9%
Asia-Pacific	1,010	25%	837	22%	173	21%	22%
Total	$4,097	100%	$3,702	100%	$395	11%	11%
Americas Adjusted EBITDA. During the year ended December 31, 2024, Americas adjusted EBITDA increased by $95 million or 6% (7% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, as described above.

EMEA Adjusted EBITDA. During the year ended December 31, 2024, EMEA adjusted EBITDA increased by $127 million or 10% (9% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, and lower utilities costs, as described above.
Asia-Pacific Adjusted EBITDA. During the year ended December 31, 2024, Asia-Pacific adjusted EBITDA increased by $173 million or 21% (22% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, and lower utilities costs, as described above.
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
Adjusted EBITDA
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in millions):

	Years Ended December 31,
	2024	2023	2022
Net income	$814	$969	$705
Income tax expense	161	155	124
Interest income	(137)	(94)	(36)
Interest expense	457	402	356
Other expense	17	11	51
Loss on debt extinguishment	16	—	—
Depreciation, amortization, and accretion expense	2,011	1,844	1,740
Stock-based compensation expense	462	407	404
Restructuring charges	31	—	—
Impairment charges	233	—	—
Transaction costs	50	13	22
(Gain) loss on asset sales	(18)	(5)	4
Adjusted EBITDA	$4,097	$3,702	$3,370
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
Our FFO and AFFO were as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Net income	$814	$969	$705
Net loss attributable to non-controlling interests	1	—	—
Net income attributable to common stockholders	815	969	705
Adjustments:
Real estate depreciation	1,239	1,143	1,105
(Gain) loss on disposition of real estate property	(20)	1	7
Adjustments for FFO from unconsolidated joint ventures	27	17	10
FFO attributable to common stockholders	$2,061	$2,130	$1,827

	Years Ended December 31,
	2024	2023	2022
FFO attributable to common stockholders	$2,061	$2,130	$1,827
Adjustments:
Installation revenue adjustment	(4)	4	18
Straight-line rent expense adjustment	(3)	12	16
Contract cost adjustment	(27)	(47)	(53)
Amortization of deferred financing costs and debt discounts	20	19	18
Stock-based compensation expense	462	407	404
Stock-based charitable contributions	3	3	49
Non-real estate depreciation expense	562	494	427
Amortization expense	208	208	205
Accretion expense adjustment	2	(1)	3
Recurring capital expenditures	(250)	(219)	(189)
Loss on debt extinguishment	16	—	—
Restructuring charges	31	—	—
Transaction costs	50	13	22
Impairment charges	233	2	1
Income tax expense adjustment	(2)	(12)	(31)
Adjustments for AFFO from unconsolidated joint ventures	(6)	6	(3)
AFFO attributable to common stockholders	$3,356	$3,019	$2,714

Our AFFO results have improved due to the factors discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the year ended December 31, 2024 as compared to the same period in 2023, the

U.S. dollar was stronger relative to the Japanese yen, which resulted in an unfavorable foreign currency impact on revenue and operating income, and a favorable foreign currency impact on operating expenses. During the year ended December 31, 2024 as compared to the same period in 2023, the U.S. dollar was weaker relative to the British Pound, which resulted in a favorable foreign currency impact on revenue and operating income, and an unfavorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses denominated in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2023 are used as exchange rates for the year ended December 31, 2024 when comparing the year ended December 31, 2024 with the year ended December 31, 2023).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of December 31, 2024, our principle sources of liquidity were $3.6 billion of cash, cash equivalents and short-term investments. In addition to our cash balance, we had $3.9 billion of additional liquidity available to us from our $4.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our 2024 ATM program, under which we may offer and sell from time to time our common stock in "at the market" transactions on either a spot or forward basis. As of December 31, 2024, we had approximately $1.3 billion available for sale remaining under the 2024 ATM Program.
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
Cash Flow

	Years Ended December 31,
	2024	2023	Change
	(in millions)
Net cash provided by operating activities	$3,249	$3,217	$32
Net cash used in investing activities	(3,937)	(3,224)	(713)
Net cash provided by financing activities	1,723	211	1,512
Operating Activities
Our cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $32 million during the year ended December 31, 2024 as compared to December 31, 2023, primarily driven by improved results of operations partially offset by increases in cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities increased by $713 million during the year ended December 31, 2024 as compared to December 31, 2023, primarily due to:
•$520 million in purchases of short-term investments;
•$285 million increase in capital expenditures; and
•$261 million investment in a loan receivable.
This increase was partially offset by $170 million in proceeds from the sale of assets to our joint ventures.
Financing Activities
Net cash provided by financing activities increased by $1.5 billion for the year ended December 31, 2024 as compared to December 31, 2023, primarily driven by:
•$1.9 billion increase in proceeds from senior notes; and
•$939 million increase in proceeds from the 2022 and 2024 ATM Programs.
The increase was partially offset by $1.0 billion in repayment of senior notes and an increase of $268 million in dividend distributions.
Material Cash Commitments
As of December 31, 2024, our principal commitments were primarily comprised of:
•approximately $14.7 billion of principal from our senior notes (gross of debt issuance costs and debt discounts);
•approximately $3.5 billion of interest on mortgage payable, other loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$649 million of principal from our term loans, mortgage payable and other loans payable (gross of debt issuance costs and debt discounts);
•approximately $5.3 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $2.9 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $2.1 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during 2025 and beyond, the majority of which is payable within the next two years.
We believe that our sources of liquidity, including our expected future operating cash flows, are sized to adequately meet both the near and long-term material cash commitments for the foreseeable future. For further information on maturities of lease liabilities and debt instruments, see Notes 9 and 10, respectively, within the Consolidated Financial Statements.
Other Contractual Obligations
We have additional future equity contributions and loan commitments to our joint ventures. For additional information, see the "Equity Method Investments" in Note 5 within the Consolidated Financial Statements.
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of December 31, 2024. For additional information, see “Maturities of Lease Liabilities” in Note 9 within the Consolidated Financial Statements.

Critical Accounting Estimates
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
Our significant accounting policies are discussed in Note 1 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Management believes that application of the following accounting policies involves a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements:
•    Accounting for income taxes;
•    Accounting for business combinations;
•    Accounting for impairment of goodwill and other intangible assets;
•    Accounting for property, plant and equipment; and
•    Accounting for leases.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Accounting for Income Taxes.
Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, as well as tax attributes such as net operating loss, capital loss and tax credit carryforwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or settled, and the tax attributes to be utilized.
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
In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of that available evidence, it is more likely than not the deferred tax assets will not be realizable, we record a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.
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

As of December 31, 2024 and 2023, we had net total deferred tax liabilities of $291 million and $332 million, respectively. As of December 31, 2024 and 2023, we had a total valuation allowance of $277 million and $221 million, respectively. If and when we increase or reduce our valuation allowances, it may have an unfavorable or favorable impact, respectively, to our financial position and results of operations in the periods when such determinations are made. We will continue to assess the need for our valuation allowances, by jurisdiction, in the future.

During the year ended December 31, 2024, we established full valuation allowances against certain deferred tax assets in the AMER region as part of our assessment of the realization of such deferred tax assets. We do not expect these deferred tax assets to be realizable in the foreseeable future.

During the year ended December 31, 2023, we established full valuation allowances against certain deferred tax assets in the EMEA region as part of the purchase accounting determination for the assets we acquired during the year. We do not expect these deferred tax assets to be realizable in the foreseeable future.
As of December 31, 2024 and 2023, we had unrecognized tax benefits of $57 million and $70 million, respectively, exclusive of interest and penalties. During the years ended December 31, 2024 and 2023, the unrecognized tax benefit decreased by $13 million and $19 million, respectively, primarily due to the settlements of tax audits and lapse of statute of limitations in the EMEA region. The unrecognized tax benefits of $57 million as of December 31, 2024, if subsequently recognized, will affect our effective tax rate favorably at the time when such a benefit is recognized.

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

Our purchase price allocation methodology contains uncertainties because it requires assumptions and judgments to estimate the fair value of assets acquired and liabilities assumed at the acquisition date. Key judgments used to estimate the fair value of intangible assets include projected revenue growth and operating margins, discount rates, customer attrition rates, as well as the estimated useful life of intangible assets. We estimate the fair value of assets and liabilities based on quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Our estimates are inherently uncertain and subject to refinement. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

During the last three years, we have completed a number of business combinations, including the acquisition of Entel Peru data centers in the third quarter of 2022 and MainOne in West Africa and Entel Chile data centers in the second quarter of 2022. The purchase price allocations for these acquisitions were finalized during the year ended December 31, 2023.
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

Accounting for Impairment of Goodwill and Other Intangible Assets

In accordance with the accounting standard for goodwill and other intangible assets, we perform goodwill and indefinite-lived intangible assets impairment reviews annually, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
We complete an annual goodwill impairment assessment for the Americas, EMEA and Asia-Pacific reporting units to determine if the fair values of the reporting units exceeded their carrying values.
We do not have any significant indefinite-lived intangible assets for which an impairment assessment would have a material impact on our financial statements.
Finite-lived intangible assets are assessed for impairment at the asset group level along with property, plant and equipment as discussed below.

To perform our annual goodwill impairment assessment, we elected to bypass the optional analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We performed the quantitative goodwill impairment test using a discounted cash flow method as an income approach, and a market approach. Performing a quantitative goodwill impairment test includes the determination of the fair value of the reporting unit and requires significant estimates and assumptions. These estimates and assumptions include, among others, forecasted operating results, risk-adjusted discount rates, the determination of appropriate market comparables, future economic conditions and other market data. We periodically review our assessment of our reporting units to determine if changes in facts and circumstances warrant changes to our conclusions. There were no specific factors present in 2024 or 2023 that indicated a potential goodwill impairment.

As of December 31, 2024, goodwill attributable to the Americas, EMEA and Asia-Pacific reporting units was $2.6 billion, $2.3 billion and $596 million, respectively.
Future events, changing market conditions and any changes in key assumptions may result in an impairment charge. While we have not recorded an impairment charge against our goodwill to date, the development of adverse business conditions in our Americas, EMEA or Asia-Pacific reporting units, such as higher than anticipated customer churn or significantly increased operating costs could result in an impairment charge in future periods.
The balance of our other intangible assets, net, for years ended December 31, 2024 and 2023 was $1.4 billion and $1.7 billion, respectively. We recorded $29 million impairment charges on finite-lived intangible assets during the year ended December 31, 2024.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Accounting for Property, Plant and Equipment

We have a substantial amount of property, plant and equipment recorded on our consolidated balance sheet. The majority of our property, plant and equipment represent the costs incurred to build out or acquire our IBX data centers. Our IBX data centers are long-lived assets. We depreciate our property, plant and equipment using the straight-line method over the estimated useful lives of the respective assets (subject to the term of the lease in the case of leased assets or leasehold improvements and integral equipment located in leased properties).
Accounting for property, plant and equipment includes determining the appropriate period over which to depreciate such assets and assessing such assets for potential impairment. We assess our property, plant and equipment for potential impairment together with finite lived-intangible assets and lease right-of-use ("ROU") assets at the asset group level.

Judgments are required in arriving at the estimated useful life of an asset and changes to these estimates could have a significant impact on our financial position and results of operations. We periodically review the estimated useful lives of certain of our property, plant and equipment and changes in these estimates in the future are possible.
We review our asset groups on an ongoing basis to identify any events or changes in circumstances indicating that the carrying amount of an asset group may not be recoverable, such as a significant decrease in market price of an asset group, a significant adverse change in the extent or manner in which an asset group is being used, a significant adverse change in legal factors or business climate that could affect the value of an asset group or a continuous deterioration of our financial condition. This assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. If a potential impairment trigger is identified, the measurement of an impairment loss requires assumptions and estimates of undiscounted and discounted future cash flows, and assumptions about the market price of assets. These assumptions and estimates require significant judgment and are inherently uncertain.

As of December 31, 2024 and 2023, we had property, plant and equipment of $19.2 billion and $18.6 billion, respectively. During the years ended December 31, 2024, 2023 and 2022, we recorded depreciation expense of $1.8 billion, $1.6 billion, and $1.5 billion, respectively. We evaluated the estimated useful lives of our property, plant and equipment, and made certain revisions to these estimates during the year ended December 31, 2024. We did not revise these estimates during the years ended December 31, 2023 and 2022. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact on our results of operations. We recorded $166 million impairment charges on property, plant and equipment during the year ended December 31, 2024.

Accounting for Leases

A significant portion of our data center spaces, office spaces and equipment are leased. Each time we enter into a new lease or lease amendments, we analyze each lease or lease amendment for the proper accounting, including assessing if it should be classified as an operating or finance lease.
ROU assets are also assessed for impairment at the asset group level along with property, plant and equipment as discussed above.

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

Lease assumptions and estimates are determined and applied at the inception of the leases or at the lease modification or reassessment date. As of both December 31, 2024 and 2023, the total operating lease ROU assets were $1.4 billion and operating lease liabilities were $1.5 billion, respectively. As of both December 31, 2024 and 2023, finance lease ROU assets were $2.2 billion and finance lease liabilities were $2.3 billion, respectively. For the years ended December 31, 2024, 2023 and 2022, we recorded finance lease costs of $294 million, $280 million and $273 million, respectively, and recorded rent expense of approximately $229 million, $243 million and $214 million, respectively.
We recorded $38 million impairment charges on operating lease ROU assets during the year ended December 31, 2024.

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
Investment Portfolio Risk
We maintain an investment portfolio of various holdings, types, and maturities that is prioritized on meeting REIT asset requirements. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. We anticipate that we will recover the entire cost basis of these securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2024.
As of December 31, 2024, our investment portfolio of cash equivalents consisted of money market funds and time deposits. The amount in our investment portfolio that could be susceptible to market risk totaled $2.5 billion.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of December 31, 2024 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $6 million or decrease by approximately $6 million based on the total balance of our term loan borrowings as of December 31, 2024.
We periodically enter into interest rate locks to hedge the interest rate exposure created by anticipated fixed-rate debt issuances, which are designated as cash flow hedges. When interest rate locks are settled, any accumulated gain or loss included as a component of other comprehensive income (loss) will be amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks.
The fair values of our long-term fixed interest rate debt and our loan receivable are subject to interest rate risk. Generally, the fair value of these instruments will increase as interest rates fall and decrease as interest rates rise. Interest rate changes may affect the fair value of these instruments but do not impact our earnings or cash flows. The fair value of our mortgage and loans payable as well as our Japanese Yen Senior Notes, which are not traded in the market, are estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and the terms of the debt. The fair values of our other senior notes, which are traded in the market, are based on quoted market prices. The fair value of our loan receivable is estimated by discounting the contractual cash flows of the loan using indicative pricing from third parties for similar instruments. The following table represents the carrying value and estimated fair value of these financial instruments as of December 31 (in millions):

	2024		2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Mortgage and loans payable	$649	$654	$672	$684
Senior notes	14,685	13,342	13,168	11,740
Loan receivable	261	280	—	—

(1)The carrying value is gross of debt issuance cost and debt discount.
Foreign Currency Risk
To help manage the exposure to foreign currency exchange rate fluctuations, we have implemented a number of hedging programs, in particular (i) a cash flow hedging program to hedge the forecasted revenues and expenses in our EMEA region as well as our debt denominated in foreign currencies, (ii) a balance sheet hedging program to hedge the re-measurement of monetary assets and liabilities denominated in foreign currencies, and (iii) a net investment hedging program to hedge the long-term investments in our foreign subsidiaries. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements and their impact on the consolidated statements of operations.
We have entered into various foreign currency debt obligations. As of December 31, 2024, the total principal amount of foreign currency debt obligations was $4.5 billion, including $3.0 billion denominated in Euro and $626 million denominated in British Pound, $491 million denominated in Japanese Yen, $441 million denominated in Swiss Franc and $21 million denominated in Canadian Dollar. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of December 31, 2024, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $371 million and $304 million, respectively. As of December 31, 2024, we have designated $1.0 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. Changes in the fair value of hedging instruments designated as net investment hedges are recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.
We are also party to cross-currency interest rate swaps. As of December 31, 2024, the total notional amount of cross-currency interest rate swap contracts was $4.4 billion. We have designated $2.0 billion of the total notional amount of cross-currency swaps as net investment hedges against our investment in foreign subsidiaries and $1.0 billion as cash flow hedges against a portion of our foreign currency denominated debt and our U.S. dollar-denominated fixed-rate debt issued by our foreign subsidiaries. The remaining $1.4 billion of cross-currency interest rate swaps were not designated as hedging instruments. As of December 31, 2023, the total notional amount of cross-currency interest rate swap contracts was $4.5 billion. We have designated $3.1 billion of the total notional amount of cross-currency swaps as net investment hedges against our investment in foreign subsidiaries and $280 million as cash flow hedges against a portion of our foreign currency denominated debt. The remaining $1.1 billion of cross-currency interest rate swaps were not designated as hedging instruments. If the U.S. Dollar weakened or strengthened by 10% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $261 million and $216 million, respectively.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the year ended December 31, 2024. This has impacted our consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar during the year ended December 31, 2024 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $282 million and $261 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar during the year ended December 31, 2024 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expenses by approximately $344 million and $331 million, respectively.

Commodity Price Risk
Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our IBX data centers. We closely monitor the cost of electricity at all of our locations. We have entered into various power contracts to purchase power at fixed prices in certain locations in Australia, Brazil, Bulgaria, Canada, Chile, Finland, France, Germany, India, Ireland, Italy, Japan, the Netherlands, Peru, Poland, Portugal, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the U.S.
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
ITEM 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

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
There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the twelve months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2024, each of the following directors and/or officers adopted or terminated a “Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K. All trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.

Name and Title	Date	Action	Start Date	End Date	Total Shares to be Sold
Scott Crenshaw, EVP and GM, Digital Services	11/7/2024	Termination	1/16/2025	9/30/2025	See footnote (1)
Simon Miller, Chief Accounting Officer	11/15/2024	Adoption	3/1/2025	4/30/2025	See footnote (2)

(1)Mr. Crenshaw’s original adoption date was on May 31, 2024.
(2)Mr. Miller’s plan includes any shares to be granted under the 2024 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct, which are both "Code(s) of Ethics for Senior Financial Officers" as defined by applicable rules of the SEC. This information is incorporated by reference to the Equinix Proxy Statement for the 2025 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.

Our Board of Directors has adopted an insider trading policy (the “Equinix Securities Trading Policy”). The Equinix Securities Trading Policy governs transactions, including the purchase, sale, and/or other dispositions of Equinix securities by directors, officers, employees and consultants of Equinix, Inc. The Equinix Securities Trading Policy is designed to promote compliance with applicable insider trading laws, rules and regulations and any listing standards applicable to the company including the Nasdaq stock exchange. It is Equinix's policy to comply with applicable securities and state laws when engaging in transactions in Equinix's securities. A copy of the Equinix Securities Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

The other information required by this Item 10 is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024 pursuant to Regulation 14A.

ITEM 11.    Executive Compensation
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024 pursuant to Regulation 14A.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to the Equinix Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024 pursuant to Regulation 14A.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024 pursuant to Regulation 14A.
ITEM 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024 pursuant to Regulation 14A.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
(a)(1) Financial Statements:
(a)(2) Financial statements and schedule:

Schedule III - Schedule of Real Estate and Accumulated Depreciation as of December 31, 2024 with reconciliations for the years ended December 31, 2024, 2023 and 2022	F-61
(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No. 2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No. 3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/13/2023	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	12/5/2017	4.1

4.3	Fourth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.2

4.4	Form of 2.625% Senior Note due 2024 (See Exhibit 4.3)

4.5	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.4

4.6	Form of 2.900% Senior Note due 2026 (See Exhibit 4.5)

4.7	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.6

4.8	Form of 3.200% Senior Note due 2029 (See Exhibit 4.7)	8-K	6/22/2020

4.9	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.2

4.10	Form of 1.250% Senior Note due 2025 (See Exhibit 4.9)

4.11	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.4

4.12	Form of 1.800% Senior Note due 2027 (See Exhibit 4.11)

4.13	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.6

4.14	Form of 2.150% Senior Note due 2030 (see Exhibit 4.13)

4.15	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.8

4.16	Form of 3.000% Senior Note due 2050 (See Exhibit 4.15)

4.17	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.2

4.18	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.17)

4.19	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.4

4.20	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.19)

4.21	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.6

4.22	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.21)

4.23	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.2

4.24	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.23)

4.25	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.4

4.26	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.25)

4.27	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.2

4.28	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.27)

4.29	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.4

4.30	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.29)

4.31	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.6

4.32	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.31)

4.33	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.8

4.34	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.33)

4.35	Twentieth Supplemental Indenture, dated as of April 5, 2022, between Equinix, Inc. and U.S. Bank Trust Company National Association, as Trustee.	8-K	4/5/2022	4.2

4.36	Form of 3.900% Senior Notes due 2032 (included in Exhibit 4.35)

4.37	Notes Purchase Agreement, dated February 7, 2023, and issued by Equinix Japan K.K. and Equinix, Inc. as Parent Guarantor.	10-Q	3/31/2023	4.39

4.38	Terms and Conditions of the Swiss Francs bonds due September 12, 2028, issued by Equinix Europe 1 Financing Corporation LLC and guaranteed by Equinix, Inc. as Guarantor.	10-Q	9/30/2023	4.40

4.39	Indenture, dated as of March 18, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee	POSASR	3/18/2024	4.40

4.40	First Supplemental Indenture, dated as of May 30, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee	8-K	5/30/2024	4.20

4.41	Form of 5.500% Senior Note due 2034 (included in Exhibit 4.40)

4.42	Bond Purchase and Paying Agency Agreement dated September 2, 2024 between Equinix Europe 1 Financing Corporation LLC and Equinix, Inc. as Guarantor and BNP Paribas (Suisse) SA as Swiss Paying Agent and Deutsche Bank AG London Branch as Joint Lead Managers	10-Q	9/30/2024	4.42

4.43	Second Supplemental Indenture, dated as of September 3, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee	8-K	9/3/2024	4.2

4.44	Form of 3.650% Senior Note due 2033 (included in Exhibit 4.43)	8-K	9/3/2024	4.3

4.45	Third Supplemental Indenture, dated as of November 22, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee	8-K	11/22/2024	4.2

4.46	Form of 3.250% Senior Note due 2031 (included in Exhibit 4.45)	8-K	11/22/2024	4.3

4.47	Fourth Supplemental Indenture, dated as of November 22, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee	8-K	11/22/2024	4.4

4.48	Form of 3.625% Senior Note due 2034 (included in Exhibit 4.47)	8-K	11/22/2024	4.5

4.49	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.50	Description of Securities				X

10.1	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

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
		10-K	12/31/2021	10.22

10.3**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.4**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2021	10.2

10.5**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.6**	Equinix, Inc. 2004 Employee Stock Purchase Plan	DEF 14A	4/12/2024	Appendix B

10.7**	2022 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.11

10.8**	2022 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.12

10.9**	2022 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.13

10.10**	2023 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.15

10.11**	2023 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.16

10.12**	2023 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.17

10.13**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.14**	Change in Control Severance Agreement between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.15**	Change in Control Severance Agreement between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.16**	Change in Control Severance Agreement between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.17**	Change in Control Severance Agreement between Equinix, Inc and Jon Lin dated January 2, 2022.	10-K	12/31/2022	10.24

10.18**	Amendment to Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated September 21, 2022.	10-Q	9/30/2022	10.39

10.19**	Offer Letter between Equinix, Inc. and Adaire Fox-Martin, dated as of March 7, 2024.	8-K	3/7/2024	10.1

10.20**	Form of Severance Agreement between Equinix, Inc. and Adaire Fox-Martin.	8-K	3/7/2024	10.2

10.21**	Executive Chairman Agreement between Equinix, Inc. and Charles Meyers, dated as of March 7, 2024.	8-K	3/7/2024	10.3

10.22**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.34

10.23**	2024 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.35

10.24**	2024 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.36

10.25**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.33

10.26**	2024 Form of TSR Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.34

10.27**	2024 Form of Time-Based Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.35

10.28**	2024 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2024	10.40

10.29**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Merrie Williamson.	10-Q	3/31/2024	10.41

10.30**	2024 Form of TSR Restricted Stock Unit Agreement for Merrie Williamson.	10-Q	3/31/2024	10.42

10.31**	2024 Form of Time-Based Restricted Stock Unit Agreement for Merrie Williamson.	10-Q	3/31/2024	10.43

10.32**	New Hire Time-Based Restricted Stock Agreement for Merrie Williamson.	10-Q	3/31/2024	10.44

10.33**	Special Advisor to the Board Agreement between Equinix, Inc. and Peter Van Camp, dated March 7, 2024.	10-Q	3/31/2024	10.45

10.34**	Offer Letter between Equinix, Inc. and Merrie Williamson, dated February 12, 2024.	10-Q	3/31/2024	10.46

10.35**	Change in Control Severance Agreement between Equinix, Inc and Merrie Williamson, dated March 25, 2024.	10-Q	3/31/2024	10.47

10.36**	Change in Control Severance Agreement between Equinix, Inc and Kurt Pletcher, dated September 27, 2022	10-Q	9/30/2024	10.36

10.37**	Change in Control Severance Agreement between Equinix, Inc and Raouf Abdel, dated October 3, 2019	10-Q	9/30/2024	10.37

10.38**	Separation Agreement and General Release of Claims between Scott Crenshaw and Equinix, Inc. dated October 2, 2024	10-Q	9/30/2024	10.38

10.39**	Separation Agreement and General Release of Claims between Merrie Williamson and Equinix, Inc. dated November 12, 2024				X

19.1	Equinix, Inc. Securities Trading Policy				X

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Equinix, Inc. Compensation Recoupment Policy.	10-K	12/31/2023	97.1

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
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

EQUINIX, INC. (Registrant)

February 12, 2025	By	/s/ ADAIRE FOX-MARTIN
Adaire Fox-Martin
Chief Executive Officer and President
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adaire Fox-Martin or Keith D. Taylor, or either of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ADAIRE FOX-MARTIN	Chief Executive Officer and President (Principal Executive Officer)	February 12, 2025
Adaire Fox-Martin
/s/ KEITH D. TAYLOR	Chief Financial Officer (Principal Financial Officer)	February 12, 2025
Keith D. Taylor
/s/ SIMON MILLER	Chief Accounting Officer (Principal Accounting Officer)	February 12, 2025
Simon Miller
/s/ CHARLES MEYERS	Executive Chairman	February 12, 2025
Charles Meyers
/s/ NANCI CALDWELL	Director	February 12, 2025
Nanci Caldwell
/s/ GARY F. HROMADKO	Director	February 12, 2025
Gary F. Hromadko
/s/ THOMAS OLINGER	Director	February 12, 2025
Thomas Olinger
/s/ CHRISTOPHER B. PAISLEY	Director	February 12, 2025
Christopher B. Paisley
/s/ JEETU PATEL	Director	February 12, 2025
Jeetu Patel
/s/ SANDRA RIVERA	Director	February 12, 2025
Sandra Rivera
/s/ FIDELMA RUSSO	Director	February 12, 2025
Fidelma Russo

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equinix, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Equinix, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and December 31, 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and other comprehensive income (loss) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Colocation and Interconnection Revenues
As described in Notes 1 and 18 to the consolidated financial statements, the Company’s total recurring revenues for the year ended December 31, 2024 were $8,184 million, of which a majority relates to $6,058 million of colocation revenues and $1,519 million of interconnection revenues. Colocation and interconnection revenues are recurring revenue streams that are generally billed monthly and recognized ratably over the term of the contract. Revenues are recognized when control of these products and services is transferred to the Company’s customers, in an amount that reflects the consideration management expects to be entitled to in exchange for the products and services.
The principal consideration for our determination that performing procedures relating to colocation and interconnection revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the input of customer data and the recording of revenue. These procedures also included, among others, (i) testing revenue recognized for a sample of colocation and interconnection revenue transactions by obtaining and inspecting source documents, such as master service agreements, invoices, cash receipts and sales orders, and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 12, 2025
We have served as the Company's auditor since 2000.

EQUINIX, INC.
Consolidated Balance Sheets
(in millions, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,081	$2,096
Short-term investments	527	—
Accounts receivable, net of allowance of $19 and $17	949	1,004
Other current assets	890	468
Total current assets	5,447	3,568
Property, plant and equipment, net	19,249	18,601
Operating lease right-of-use assets	1,419	1,449
Goodwill	5,504	5,737
Intangible assets, net	1,417	1,705
Other assets	2,049	1,591
Total assets	$35,085	$32,651
Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,193	$1,187
Accrued property, plant and equipment	387	398
Current portion of operating lease liabilities	144	131
Current portion of finance lease liabilities	189	138
Current portion of mortgage and loans payable	5	8
Current portion of senior notes	1,199	998
Other current liabilities	232	302
Total current liabilities	3,349	3,162
Operating lease liabilities, less current portion	1,331	1,331
Finance lease liabilities, less current portion	2,086	2,123
Mortgage and loans payable, less current portion	644	663
Senior notes, less current portion	13,363	12,062
Other liabilities	760	796
Total liabilities	21,533	20,137
Commitments and contingencies (Note 14)
Redeemable non-controlling interest	25	25
Common stockholders' equity (shares in thousands):
Common stock, $0.001 par value per share: 300,000 shares authorized; 97,390 issued and 97,287 outstanding in 2024 and 94,630 issued and 94,479 outstanding in 2023	—	—
Additional paid-in capital	20,895	18,596
Treasury stock, at cost; 103 shares in 2024 and 151 shares in 2023	(39)	(56)
Accumulated dividends	(10,342)	(8,695)
Accumulated other comprehensive loss	(1,735)	(1,290)
Retained earnings	4,749	3,934
Total common stockholders' equity	13,528	12,489
Non-controlling interests	(1)	—
Total stockholders' equity	13,527	12,489
Total liabilities, redeemable non-controlling interest and stockholders' equity	$35,085	$32,651
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Operations
(in millions, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues	$8,748	$8,188	$7,263
Costs and operating expenses:
Cost of revenues	4,467	4,228	3,751
Sales and marketing	891	855	787
General and administrative	1,766	1,654	1,499
Restructuring charges	31	—	—
Transaction costs	50	13	22
Impairment charges	233	—	—
(Gain) loss on asset sales	(18)	(5)	4
Total costs and operating expenses	7,420	6,745	6,063
Income from operations	1,328	1,443	1,200
Interest income	137	94	36
Interest expense	(457)	(402)	(356)
Other expense	(17)	(11)	(51)
Loss on debt extinguishment	(16)	—	—
Income before income taxes	975	1,124	829
Income tax expense	(161)	(155)	(124)
Net income	814	969	705
Net loss attributable to non-controlling interests	1	—	—
Net income attributable to common stockholders	$815	$969	$705

Earnings per share ("EPS") attributable to common stockholders:
Basic EPS	$8.54	$10.35	$7.69
Weighted-average shares for basic EPS (in thousands)	95,457	93,615	91,569
Diluted EPS	$8.50	$10.31	$7.67
Weighted-average shares for diluted EPS (in thousands)	95,827	94,009	91,828
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net income	$814	$969	$705
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (“CTA”) gain (loss), net of tax effects of $0, $0 and $0	(772)	250	(770)
Net investment hedge CTA gain (loss), net of tax effects of $6, $0 and $0	295	(132)	426
Unrealized gain (loss) on cash flow hedges, net of tax effects of $(15), $5 and $2	32	(19)	40
Total other comprehensive income (loss), net of tax	(445)	99	(304)
Comprehensive income, net of tax	369	1,068	401
Net loss attributable to non-controlling interests	1	—	—
Comprehensive income attributable to common stockholders	$370	$1,068	$401
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss)
For the Three Years Ended December 31, 2024
($ in millions except per share data; share data in thousands)

	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	90,873	$—	(301)	$(112)	$15,985	$(6,165)	$(1,085)	$2,260	$10,883	$—	$10,883
Net income	—	—	—	—	—	—	—	705	705	—	705
Other comprehensive loss	—	—	—	—	—	—	(304)		(304)	—	(304)
Issuance of common stock and release of treasury stock for employee equity awards	780	—	108	40	90	—	—	—	130	—	130
Issuance of common stock under ATM Program	1,161	—	—	—	796	—	—	—	796	—	796
Dividend distribution on common stock, $12.40 per share	—	—	—	—	—	(1,137)	—	—	(1,137)	—	(1,137)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	(15)	—	—	(15)	—	(15)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	449	—	—	—	449	—	449
Balance as of December 31, 2022	92,814	—	(193)	(72)	17,320	(7,318)	(1,389)	2,965	11,506	—	11,506
Net income	—	—	—	—	—	—	—	969	969	—	969
Other comprehensive income	—	—	—	—	—	—	99	—	99	—	99
Issuance of common stock and release of treasury stock for employee equity awards	793	—	42	16	74	—	—	—	90	—	90
Issuance of common stock under ATM Program	1,023	—	—	—	734	—	—	—	734	—	734
Dividend distribution on common stock, $14.49 per share	—	—	—	—	—	(1,359)	—	—	(1,359)	—	(1,359)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	(17)	—	—	(17)	—	(17)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	468	—	—	—	468	—	468
Balance as of December 31, 2023	94,630	—	(151)	(56)	18,596	(8,695)	(1,290)	3,934	12,489	—	12,489

EQUINIX INC.
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss) - Continued
For the Three Years Ended December 31, 2024
($ in millions except per share data; share data in thousands)

	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	—	—	815	815	(1)	814
Other comprehensive loss	—	—	—	—	—	—	(445)	—	(445)	—	(445)
Issuance of common stock and release of treasury stock for employee equity awards	792	—	48	17	76	—	—	—	93	—	93
Issuance of common stock under ATM Program	1,968	—	—	—	1,673	—	—	—	1,673	—	1,673
Dividend distribution on common stock, $17.04 per share	—	—	—	—	—	(1,624)	—	—	(1,624)	—	(1,624)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Accrued dividends on unvested equity awards	—	—	—	—	—	(21)	—	—	(21)	—	(21)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	546	—	—	—	546	—	546
Contribution from non-controlling interest	—	—	—	—	4	—	—	—	4	—	4
Balance as of December 31, 2024	97,390	$—	(103)	$(39)	$20,895	$(10,342)	$(1,735)	$4,749	$13,528	$(1)	$13,527
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$814	$969	$705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,801	1,637	1,532
Stock-based compensation	462	407	404
Amortization of intangible assets	208	208	205
Amortization of debt issuance costs and debt discounts and premiums	20	19	18
Provision for credit loss allowance	21	15	7
Impairment charges	233	—	—
(Gain) loss on asset sales	(18)	(5)	4
Loss on debt extinguishment	16	—	—
Other items	32	44	63
Changes in operating assets and liabilities:
Accounts receivable	27	(150)	(154)
Income taxes, net	(9)	4	(8)
Other assets	(445)	(146)	(52)
Operating lease right-of-use assets	150	139	149
Operating lease liabilities	(153)	(128)	(133)
Accounts payable and accrued expenses	95	161	114
Other liabilities	(5)	43	109
Net cash provided by operating activities	3,249	3,217	2,963
Cash flows from investing activities:
Purchases of equity investments	(98)	(136)	(145)
Distributions from equity investments	11	—	—
Sales of equity investments	—	—	22
Purchases of short-term investments	(520)	—	—
Business acquisitions, net of cash and restricted cash acquired	—	—	(964)
Real estate acquisitions	(337)	(384)	(248)
Purchases of other property, plant and equipment	(3,066)	(2,781)	(2,278)
Proceeds from sale of assets, net of cash transferred	247	77	250
Settlement of foreign currency hedges	83	—	—
Investment in loan receivable	(261)	—	—
Loan receivable upfront fee	4	—	—
Net cash used in investing activities	(3,937)	(3,224)	(3,363)
Cash flows from financing activities:
Proceeds from employee equity awards	91	87	82
Payment of dividends	(1,643)	(1,375)	(1,152)
Proceeds from public offering of common stock, net of issuance costs	1,673	734	796
Proceeds from senior notes, net of debt discounts	2,768	902	1,194
Proceeds from mortgage and loans payable	—	—	677
Repayment of senior notes	(1,000)	—	—
Repayments of finance lease liabilities	(140)	(149)	(134)
Contribution from non-controlling interest	4	25	—
Repayments of mortgage and loans payable	(7)	(6)	(588)
Debt issuance costs	(23)	(7)	(18)
Net cash provided by financing activities	1,723	211	857
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(49)	(16)	(98)
Net increase (decrease) in cash, cash equivalents and restricted cash	986	188	359
Cash, cash equivalents and restricted cash at beginning of period	2,096	1,908	1,549
Cash, cash equivalents and restricted cash at end of period	$3,082	$2,096	$1,908
Supplemental cash flow information
Cash paid for taxes, net	$185	$153	$140
Cash paid for interest, net of amounts capitalized	$486	$445	$412

Cash and cash equivalents	$3,081	$2,096	$1,906
Current portion of restricted cash included in other current assets	1	—	2
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$3,082	$2,096	$1,908

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Equinix, Inc. ("Equinix," the "Company," "we," "our," or "us") was incorporated in Delaware on June 22, 1998. Equinix provides colocation space and related offerings. Global enterprises, content providers, financial companies and network service providers rely upon Equinix's insight and expertise to safehouse and connect their most valued information assets. We operate International Business ExchangeTM ("IBX®") data centers, or IBX data centers, across the Americas, Europe, Middle East and Africa ("EMEA") and Asia-Pacific geographic regions where customers directly interconnect with a network ecosystem of partners and customers. More than 2,000 network service providers offer access to the world's internet routes inside our IBX data centers. This access to internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location. We also invest in data center joint ventures or partnerships where we perform a variety of services described in Note 5. As of December 31, 2024, we controlled and operated 246 IBX data centers in 72 markets around the world.
We have been operating as a real estate investment trust for federal income tax purposes ("REIT") effective January 1, 2015. See "Income Taxes" in Note 13 below for additional information.
Basis of Presentation
The accompanying consolidated financial statements and accompanying notes are prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP") and are presented in our reporting currency, the U.S. Dollar. The consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of:
•Four data centers as well as a subsea cable and terrestrial fiber network in West Africa acquired from MainOne Cable Company ("MainOne") from April 1, 2022; and
•Four data centers in Chile and a data center in Peru acquired from Empresa Nacional De Telecomunicaciones S.A. ("Entel") from May 2, 2022 and August 1, 2022, respectively.
All material intercompany accounts and transactions have been eliminated in consolidation.
Consolidation
We consolidate all entities that are wholly owned and those entities where we own less than 100% of the equity but we control the entity. We consolidate all Variable Interest Entities (“VIEs”) for which we are the primary beneficiary. A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the power to direct activities that most significantly impact the economic performance of the VIE, or (iii) has equity investors who lack the obligation to absorb the excepted losses or right to receive the expected residual returns of the VIE, or (iv) substantially all activities involve an equity investor with disproportionately few voting rights. We are considered the primary beneficiary of a VIE if we have (i) the power to direct activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. When determining whether we are the primary beneficiary of a VIE, we consider all relationships between us and the VIE, including management agreements and other contractual arrangements.
For the entities that are not VIEs, we first assess whether the entity is similar to a corporation or a limited partnership. We consolidate entities that are structured similar to corporations if we have a controlling financial interest (i.e. ownership of over 50% of the outstanding voting shares) unless the control does not rest with us as a majority owner. We may also consolidate a less-than-majority-owned entity if we control the board of directors which makes the significant decisions of the entity, we control the entity through contractual arrangements, or other shareholders do not have any substantive participating rights. For the entities that are structured similar to limited partnerships, we consolidate if we are the general partner and the limited partners do not hold substantive participating or kick-out rights that would preclude us from exercising the control over the entity.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to the allowance for credit losses, fair values of financial and derivative instruments, intangible assets and goodwill, assets acquired and liabilities assumed from acquisitions, useful lives of intangible assets and property, plant and equipment, leases, asset retirement obligations, other accruals, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable.
Cash, Cash Equivalents and Short-Term Investments
We consider all highly liquid instruments with an original maturity from the date of purchase of 3 months or less to be cash equivalents. Cash equivalents generally consist of money market mutual funds and certificates of deposit with original maturities of 3 months or less. Short-term investments generally consist of certificates of deposit with original maturities of between 3 months and 1 year. We review our investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.
Equity Method Investments
We use the equity method to account for our investments in entities for which we have the ability to exercise significant influence over their operating and financial policies, but do not control them. These include our investments in VIEs where we are not the primary beneficiary, and certain investments in other joint ventures or partnerships that are not VIEs.
Equity method investments are initially measured at cost, or at fair value when the investment represents a retained equity interest in a deconsolidated business or derecognized distinct non-financial assets. Equity investments are subsequently adjusted for cash contributions, distributions and our share of the income and losses of the investees. We record our equity method investments in other assets in the consolidated balance sheet. Our proportionate shares of the income or loss from our equity method investments are recorded in other income (expense) in the consolidated statement of operations. We use the cumulative earnings approach to determine whether distributions received from equity method investees are returns on investment and classified as operating cash inflows or returns of investment and reported as investing cash flows.
We review our investments quarterly to determine if any investments may be impaired considering both qualitative and quantitative factors that may have a significant impact on the investees' fair value or the ability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. We did not record any impairment charges related to our equity method investments for the years ended December 31, 2024, 2023 and 2022. For further information on our equity method investments, see Note 5.
Non-marketable Equity Investments
We also have investments in non-marketable equity securities, where we do not have the ability to exercise significant influence over the investees. We elected the measurement alternative under which the securities are measured at cost less impairment, if any, and adjusted for changes resulting from qualifying observable price changes. We record non-marketable equity investments in other assets in the consolidated balance sheet. The amounts were insignificant as of December 31, 2024 and 2023.
We review our non-marketable equity investments quarterly to determine if any investments may be impaired considering both qualitative and quantitative factors that may have a significant impact on the investees' fair value. We did not record any impairment charges related to our non-marketable equity investments for the years ended December 31, 2024, 2023 and 2022.
Financial Instruments and Concentration of Credit Risk
Financial instruments which potentially subject us to concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, contract assets and our loan receivable. Risks associated

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
with cash and cash equivalents and short-term investments are mitigated by our investment policy, which limits our investing to only money market funds, U.S. government agency and treasury notes, government sponsored enterprise and bank money instruments rated at least A-1/P-1 Short Term Rating or A-/A3 Long Term Rating, as determined by independent credit rating agencies. Credit risk from our accounts receivable and contract assets is not considered concentrated since our customer base is widely dispersed across our three geographical regions with no single customer accounting for a significant portion of our revenues.
The credit risk associated with our loan receivable is mitigated by the fair value of collateral securing the loan. We estimate expected credit losses (“ECL”) by considering all available information relevant to assessing the collectibility of cash flows. In developing an estimate of ECL, we start with historical credit loss experience of financial assets with similar risk characteristics and adjust the historical loss information to reflect asset-specific risk characteristics as well as our expectation of current conditions and reasonable and supportable forecasts.
Property, Plant and Equipment
Property, plant and equipment are stated at our original cost or initial fair value for property, plant and equipment acquired through business combinations, net of depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Buildings under finance leases, leasehold improvements and integral equipment at leased locations are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement.
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
Our estimated useful lives of property, plant and equipment are generally as follows:

Core systems	3	-	40 years
Buildings	12	-	60 years
Leasehold improvements	12	-	40 years
Personal Property	3	-	10 years
Capitalized internal-use software	3	-	5 years
Our construction in progress includes direct and indirect expenditures for the construction and expansion of IBX data centers and is stated at original cost. We contract out substantially all of the construction and expansion efforts of our IBX data centers to independent contractors under construction contracts. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. In addition, we capitalize interest costs during the construction phase. Once an IBX data center or expansion project becomes operational, these capitalized costs are allocated to certain property, plant and equipment categories and are depreciated over the estimated useful lives of the underlying assets.
We review our property, plant and equipment for impairment together with lease right-of-use assets and finite-lived intangibles at the asset group level. Long-lived asset groups relating to our data centers are generally at the individual data center level. We reassess whether a change to our asset groups is necessary when we experience a significant change in our operations or in the way we utilize long-lived assets that causes a change to the interdependency of cash flows. We review asset groups for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset or an asset group is being used or its physical condition, a significant adverse change in legal factors or business climate that could affect the value of an asset or an asset group or a continuous deterioration of our financial condition. Recoverability of asset groups to be held and used is assessed by comparing the carrying amount of an asset group to estimated undiscounted future net cash flows expected to be generated by the asset group. If the carrying

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which its carrying amount exceeds its fair value. We recorded $166 million of impairment charges related to our property, plant and equipment during the year ended December 31, 2024. No impairment charges were recorded during the years ended December 31, 2023 and 2022.
We enter into non-cancellable lease arrangements as the lessee primarily for our data center spaces, office spaces and equipment. Assets acquired through finance leases are included in property, plant and equipment, net on the consolidated balance sheets.
Assets Held for Sale
Assets and liabilities to be disposed of that meet all of the criteria to be classified as held for sale are reported at the lower of their carrying amounts or fair values less costs to sell. We did not record any impairment charges related to assets held for sale during the years ended December 31, 2024, 2023 and 2022. Assets are not depreciated or amortized while they are classified as held for sale. We did not have any assets classified as held for sale as of December 31, 2024 or 2023.
Asset Retirement Costs and Asset Retirement Obligations
Our asset retirement obligations are primarily related to our IBX data centers, of which the majority are leased under long-term arrangements and are required to be returned to the landlords in their original condition. The majority of our IBX data center leases have been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, we accrete the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. For further information on our asset retirement obligations, see Note 6.
Goodwill and Other Intangible Assets
We have three reportable segments comprised of the 1) Americas, 2) EMEA and 3) Asia-Pacific geographic regions, which we also determined are our reporting units. Goodwill is not amortized and is tested for impairment at least annually or more often if and when circumstances indicate that goodwill is not recoverable.
Generally, we assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors considered in the assessment include industry and market conditions, overall financial performance and other relevant events and factors affecting the reporting unit. If, after assessing the qualitative factors, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing a quantitative impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform a quantitative goodwill impairment test. The quantitative impairment test, which is used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. In 2024, we elected to bypass the optional qualitative assessment and performed the quantitative assessment for our Americas, EMEA and Asia-Pacific reporting units. In 2023 and 2022, we performed qualitative assessments for our three reporting units.
As of December 31, 2024, 2023 and 2022, we concluded that it was more likely than not that goodwill attributed to our Americas, EMEA and Asia-Pacific reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value of its respective reporting unit, including goodwill.
Substantially all of our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. As described above, we perform a review of all long-lived assets, including finite-lived intangible assets, at the asset group level for impairment by assessing events or changes in circumstances that indicate the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is assessed by comparing the carrying amount of an asset group to estimated undiscounted future net cash flows expected to be generated by the asset group. If the carrying amount of the asset

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which its carrying amount exceeds its fair value. We recorded $29 million of impairment charges related to our finite-lived intangible assets during the year ended December 31, 2024. No impairment was recorded during the years ended December 31, 2023 and 2022. For further information on goodwill and other intangible assets, see Notes 3 and 6.
Debt Issuance Costs
Costs and fees incurred upon debt issuances are capitalized and are amortized over the life of the related debt based on the effective interest method. Such amortization is included as a component of interest expense. Debt issuance costs related to outstanding debt are presented as a reduction of the carrying amount of the debt obligation and debt issuance costs related to the revolving credit facility are presented as other assets. For further information on debt facilities, see Note 10 below.
Derivatives and Hedging Activities
We utilize foreign currency and interest rate derivative instruments as part of our risk management strategy. Foreign currency derivatives help to mitigate the effects of foreign exchange rate fluctuations on (i) our expected revenues and expenses in the EMEA region, (ii) investments in our foreign operations and (iii) certain monetary assets and liabilities denominated in foreign currencies. Interest rate derivatives are used to manage the interest rate risk associated with anticipated fixed-rate debt issuances.
These measures allow us to effectively control our financial exposure and are not used for speculative purposes. We recognize all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the value of a derivative depends on whether the contract qualifies and has been designated for hedge accounting. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged and there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and the effectiveness assessment methodology. Hedge designations are reviewed on a quarterly basis to assess whether circumstances have changed that would disrupt the hedging instrument's relationship to the forecasted transactions or net investment.
Cash Flow Hedges
The instruments we designate as cash flow hedges include foreign currency forwards, cross-currency swaps and interest rate locks. For cash flow hedges, we use a regression analysis at the time they are designated to assess their effectiveness.
We enter into intercompany foreign currency forward contracts ("intercompany derivatives") with our wholly-owned subsidiaries in our EMEA region in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. Dollar (primarily the British Pound and the Euro). Simultaneously, we enter into foreign currency forward contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives. We designate the intercompany derivatives as cash flow hedges. We use the forward method to assess effectiveness of qualifying foreign currency forwards that are designated as cash flow hedges, whereby the change in the fair value of the derivative is recorded in other comprehensive income (loss) and reclassified to the same line item in the consolidated statement of operations that is used to present the earnings effect of the hedged item when the hedged item affects earnings.
We also utilize cross-currency interest rate swaps, which we designate as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated variable-rate debt and our U.S. dollar-denominated fixed-rate debt issued by our foreign subsidiaries. We assess the effectiveness of cross-currency interest rate swaps that are designated as cash flow hedges using the spot method. Fair value changes from spot rates are recognized in other comprehensive income (loss) initially and immediately reclassified to earnings to offset the gain or loss from remeasuring the associated debt. We exclude time value and cross currency basis spread from the assessment of hedge effectiveness and recognize the excluded component in interest expense through the swap accrual process. The difference between fair value changes of the excluded component and the amount amortized is recognized in other comprehensive income (loss).

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We use interest rate derivative instruments such as treasury locks and swap locks, collectively referred to as "interest rate locks", to manage interest rate exposure created by anticipated fixed-rate debt issuances. An interest rate lock is a synthetic forward sale of a benchmark interest rate, which is settled in cash based upon the difference between an agreed upon rate at inception and the prevailing benchmark rate at settlement. It effectively fixes the benchmark rate component of an upcoming debt issuance. The interest rate lock transactions are designated as cash flow hedges, with all changes in value recorded in other comprehensive income (loss). Subsequent to settlement, amounts in other comprehensive income (loss) are amortized to interest expense over the term of the interest rate locks.
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
We classify cash flows from derivative instruments designated as cash flow hedges in the same category as the cash flows from the item being hedged.
Net Investment Hedges
We use cross-currency swaps, which we designate as net investment hedges, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. We use the spot method to assess effectiveness of cross-currency interest rate swaps that are designated as net investment hedges, whereby the change in fair value due to foreign currency exchange spot rates is recorded in other comprehensive income (loss) and the change in fair value of the excluded component is recorded in other comprehensive income (loss) and amortized to interest expense through the swap accrual process.
Occasionally, we also use foreign exchange forward contracts, which we designate as net investment hedges, to hedge against the effect of foreign exchange rate fluctuations on a portion of our net investment in foreign subsidiaries. We use the spot method to assess hedge effectiveness and recognize fair value changes from spot rates in other comprehensive income (loss). We exclude forward points from the assessment of hedge effectiveness and amortize the initial value of the excluded component through interest expense. The difference between fair value changes from the excluded component and the amount amortized is recognized in other comprehensive income (loss).
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
Non-designated Hedges
Foreign currency gains or losses associated with derivatives that are not designated as hedging instruments for accounting purposes are recorded within other income (expense) in our consolidated statements of operations.
For further information on derivatives and hedging activities, see Note 7.
Fair Value of Financial Instruments
The carrying values of our cash equivalents held in money market funds and the carrying value of our derivative instruments represent their fair values. The carrying values of our cash equivalents held in time deposits and the carrying values of our accounts receivable, accounts payable, accrued expenses and accrued property, plant and equipment approximate their fair values primarily due to the short-term maturity of the related instruments. The fair value of short-term investments held in time deposits is estimated by considering observable market prices of similar instruments. The fair value of our debt traded in the public debt market is based on quoted market prices. The fair value of our debt which is not publicly traded is estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and terms. The fair value of our loan receivable is

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
estimated by discounting the contractual cash flows of the loan, using indicative pricing from third parties for similar instruments and asset-specific yield adjustments for elements such as credit risk.
Fair Value of Non-Financial Assets and Liabilities
We also follow the accounting standard for the measurement of fair value for certain non-financial assets and liabilities on a nonrecurring basis. These include:
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
•Asset retirement obligations initially measured at fair value but not subsequently measured at fair value; and
•Assets and liabilities classified as held for sale measured at fair value less costs to sell and reported at the lower of the carrying amounts or the fair values less costs to sell.
For further information on fair value measurements, see Note 8.
Leases
We enter into lease arrangements primarily for land, data center spaces, office spaces and equipment. At its inception, we determine whether an arrangement is or contains a lease. We recognize a right-of-use ("ROU") asset and lease liability on the consolidated balance sheet for all leases with a term longer than 12 months, including renewal options that we are reasonably certain to exercise.
ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are classified and recognized at the commencement date. When there is a lease modification or a change in lease term triggered by a reassessment event, we reassess its classification and remeasure the ROU asset and lease liability.
Lease liabilities are measured based on the present value of fixed lease payments over the lease term. ROU assets consist of (i) initial measurement of the lease liability, (ii) lease payments made to the lessor at or before the commencement date less any lease incentives received and (iii) initial direct costs incurred by us. Lease payments may vary because of changes in facts or circumstances occurring after the commencement, including changes in inflation indices. Variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate) are included in the measurement of ROU assets and lease liabilities using the index or rate at the commencement date. Subsequent changes to lease payments based on changes to the index and rate are accounted for as variable lease payments and recognized in the period they are incurred. Variable lease payments that do not depend on an index or a rate are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Since most of our leases do not provide an implicit rate, we use our own incremental borrowing rate ("IBR") on a collateralized basis in determining the present value of lease payments. We utilize a market-based approach to estimate the IBR. The approach requires significant judgment. Therefore, we utilize different data sets to estimate IBRs via an analysis of (i) sovereign rates, (ii) yields on our outstanding public debt and (iii) indicative pricing on both secured and unsecured debt received from banking partners. We also apply adjustments to account for considerations related to (i) tenor and (ii) country credit ratings that may not be fully incorporated by the aforementioned data sets.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As described above, we perform a review of all long-lived assets, including ROU assets, at the asset group level for impairment by assessing events or changes in circumstances that indicate the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is assessed by comparing the carrying amount of an asset group to estimated undiscounted future net cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which its carrying amount exceeds its fair value. We recorded $38 million of impairment charges related to our operating lease ROU assets during the year ended December 31, 2024. No impairment charges were recorded during the years ended December 31, 2023 and 2022. For further information on leases, see Note 9.
Revenue
Revenue Recognition
We derive more than 90% of our revenues from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; (2) interconnection offerings; (3) managed infrastructure solutions and (4) other revenues consisting of rental income from tenants or subtenants. The remainder of our revenues are from non-recurring revenue streams, such as installation revenues, professional service fees including from our joint ventures, contract settlements and equipment sales. Revenues by product lines and geographic regions are included in segment information in Note 18.
Revenues are recognized when control of these products and services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for the products and services. Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally 1 to 5 years for IBX data center colocation customers. Non-recurring installation fees, although generally paid upfront upon installation, are deferred and recognized ratably over the contract term. Professional service fees and equipment sales are recognized in the period when the services were provided. For the contracts with customers that contain multiple performance obligations, we account for individual performance obligations separately if they are distinct or as a series of distinct obligations if the individual performance obligations meet the series criteria. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis. The standalone selling price is determined based on overall pricing objectives, taking into consideration market conditions, geographic locations and other factors. Other judgments include determining if any variable consideration should be included in the total contract value of the arrangement such as price increases.
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
We enter into revenue contracts with customers for data centers and office space that contain both lease and non-lease components. We elected to adopt the practical expedient which allows lessors to combine lease and non-lease components, by underlying class of asset, and account for them as one component if they have the same timing and pattern of transfer. The combined component is accounted for in accordance with the current lease accounting guidance ("Topic 842") if the lease component is predominant, and in accordance with the current revenue accounting guidance ("Topic 606") if the non-lease component is predominant. In general, customer contracts for data centers are accounted for under Topic 606 and customer contracts for the use of office space are accounted for under Topic 842, which are generally classified as operating leases and are recognized on a straight-line basis over the lease term.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As part of our ongoing involvement in our xScaleTM joint venture equity method investments, we enter into certain contracts with these ventures to provide our data center expertise in exchange for professional service fee revenue. Such services include development and construction management, sales and marketing, facilities management, asset management and procurement. In general, the revenue is recognized as the services are performed. Revenue for certain services, such as sales and marketing, are recognized at a point in time. In addition, the revenue for the sales and marketing fees may be recognized several years in advance of payment from the xScale joint ventures, as payment is often tied to deployment of the customer.
Certain customer agreements are denominated in currencies other than the functional currencies of the parties involved. Under applicable accounting rules, we are deemed to have foreign currency forward contracts embedded in these contracts. We assessed these embedded contracts and concluded them to be foreign currency embedded derivatives (see Note 7). These instruments are separated from their host contracts and held on our consolidated balance sheet at their fair value. The majority of these foreign currency embedded derivatives arise in certain of our subsidiaries where the local currency is the subsidiary's functional currency and the customer contract is denominated in the U.S. dollar. For certain contracts, we use these forward contracts embedded within our customer agreements to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. Please see Note 7 for further discussion of these hedges. For all other customer contracts containing embedded derivatives, changes in their fair values are recognized within revenues in our consolidated statements of operations.
Contract Balances
The timing of revenue recognition, billings and cash collections result in accounts receivables, contract assets and deferred revenues. A receivable is recorded at the invoice amount, net of an allowance for credit losses and is recognized in the period when we have transferred products or provided services to our customers and when its right to consideration is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 45 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers although in certain cases we obtain a security interest in a customer's equipment placed in our IBX data centers or obtain a deposit. We also maintain an allowance for estimated losses on a lifetime loss basis resulting from the inability of our customers to make required payments for which we had expected to collect the revenues in accordance with the credit loss guidance accounting guidance ("Topic 326"). If the financial condition of our customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for credit losses may be required. We specifically analyze current economic news, conditions and trends, historical loss rates, customer concentrations, customer credit-worthiness, changes in customer payment terms and any applicable long-term forecast when evaluating revenue recognition and the adequacy of our reserves for our accounts receivable. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in sales and marketing expense in the consolidated statements of operations. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. An additional reserve is established for all other accounts based on an analysis of historical credits issued. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Contract Costs
Direct and indirect incremental costs solely related to obtaining revenue contracts are capitalized as costs of obtaining a contract, when they are incremental and if they are expected to be recovered. Such costs consist primarily of commission fees and sales bonuses, as well as indirect related payroll costs. In 2024, contract costs were amortized over the estimated period of approximately 7 years on a straight-line basis. We elected to apply the practical expedient which allows us to expense contract costs when incurred, if the amortization period is one year or less.
For further information on revenue recognition, see Note 2 below.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences that exist between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as tax attributes such as net operating loss, capital loss and tax credits carryforwards on a taxing jurisdiction basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled, and the tax attributes to be utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future. A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority's widely understood administrative practices and precedents. Recognized income tax positions are measured at the largest amount that has a greater than 50 percent likelihood of being realized. Any subsequent changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As a result, we may deduct the dividends distributed to our stockholders from taxable income generated by us and that of our qualified REIT subsidiaries ("QRSs"). Our dividends paid deduction generally eliminates the U.S. federal taxable income of our REIT and QRSs, resulting in no U.S. federal income tax due. However, our domestic taxable REIT subsidiaries ("TRSs") are subject to the U.S. corporate income taxes on any taxable income generated by them. In addition, our foreign operations are subject to local income taxes regardless of whether the foreign operations are operated as QRSs or TRSs for U.S. income tax purposes.
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
For further information on income taxes, see Note 13 below.
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
We grant restricted stock units ("RSUs") or restricted stock awards ("RSAs") to our employees and these equity awards generally have only a service condition. We grant RSUs to our executives that generally have a service and performance condition or a service and market condition. Performance conditions contained in an equity award are

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
generally tied to our financial performance. We assess the probability of meeting these performance conditions on a quarterly basis. The majority of our RSUs vest over four years, although certain equity awards for executives vest over a range of two to four years. Our RSAs vest over three years. The valuation of RSUs and RSAs with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on our stock price on the date of grant. We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition.
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
The accounting standard for stock-based compensation does not allow the recognition of unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit) until the excess tax benefit is realized (i.e., reduces taxes payable). We record the excess tax benefits from stock-based compensation as income tax expense through the statement of operations. For further information on stock-based compensation, see Note 12 below.
Foreign Currency Transactions
Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on our accompanying consolidated statements of operations. For additional information on the impact of foreign currencies to our consolidated financial statements, see "Accumulated Other Comprehensive Loss" in Note 11.
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
Earnings Per Share
We compute basic and diluted EPS for net income. Basic EPS is computed using net income and the weighted-average number of common shares outstanding. Diluted EPS is computed using net income and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed vesting and issuance activity of employee equity awards using the treasury stock method. For further information on earnings per share, see Note 4 below.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03: Disaggregation of Income Statement Expenses ("DISE"). The ASU requires additional disclosure of the nature of expenses included in the income statement. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are currently evaluating the extent of the impact of this ASU on disclosures in our consolidated financial statements.
In December 2023, FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are currently evaluating the extent of the impact of this ASU on disclosures in our consolidated financial statements.
Accounting Standards Recently Adopted
Segment Reporting
In November 2023, FASB issued ASU 2023-07, Segment Reporting ("Topic 280"): Improvements to Reportable Segment Disclosure. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and retrospective adoption required. We adopted this ASU for the 2024 annual reporting period. Refer to Note 18 for disclosures required by this ASU.
Supplier Finance Programs
In September 2022, FASB issued ASU 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. On January 1, 2023, we adopted this ASU and the adoption of this standard did not have an impact on our consolidated financial statements.
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
2.    Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2024	$1,004	$52	$86	$125	$154
Closing balances as of December 31, 2024	949	102	113	123	150
Increase (Decrease)	$(55)	$50	$27	$(2)	$(4)

Beginning balances as of January 1, 2023	$855	$28	$55	$132	$155
Closing balances as of December 31, 2023	1,004	52	86	125	154
Increase (Decrease)	$149	$24	$31	$(7)	$(1)

(1)    The net change in our allowance for credit losses was insignificant during the year ended December 31, 2024.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment during the years ended December 31, 2024 and 2023. The amounts of revenue recognized during the years ended December 31, 2024, 2023 and 2022 from the opening deferred revenue balance were $88 million, $95 million and $83 million, respectively. For the years ended December 31, 2024, 2023 and 2022, no impairment loss related to contract balances was recognized in the consolidated statement of operations.
Contract Costs
The ending balances of net capitalized contract costs as of December 31, 2024 and 2023 were $436 million and $423 million, respectively, which were included in other assets in the consolidated balance sheet. $122 million, $103

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
million, and $96 million of contract costs were amortized during years ended December 31, 2024, 2023 and 2022, respectively, which were included in sales and marketing expense in the consolidated statement of operations.
Remaining Performance Obligations
As of December 31, 2024, approximately $11.0 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to five years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 70% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployments dates, contract modifications, renewals and/or terminations.
The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power, service fees from xScale data centers that are based on future events or actual costs incurred in the future, or any contracts that could be terminated without any significant penalties including the majority of interconnection revenues. The remaining performance obligations above include revenues to be recognized in the future related to arrangements where we are considered the lessor.
3.    Acquisitions
Pending Acquisition
Acquisition of TIM Data Centers (the "TIM Acquisition")
On July 20, 2024, we entered into an agreement to acquire three data centers in the Philippines from Total Information Management (“TIM”), a leading technology solutions provider in the market, for a stated purchase price of $180 million subject to certain adjustments. The acquisition is expected to close in the first half of 2025, subject to customary closing conditions. Upon the close of the acquisition, the operating results of the acquired business will be reported in the Asia-Pacific region. The TIM Acquisition supports our ongoing expansion to meet customer demand in the overall Asia market.
2022 Acquisitions
Acquisition of Entel Chile Data Centers (the "Entel Chile Acquisition") and Entel Peru Data Center (the "Entel Peru Acquisition")
On May 2, 2022, we further expanded in Latin America through an acquisition of four data centers in Chile from Entel, a leading Chilean telecommunications provider, for a total purchase consideration of $638 million at the exchange rate in effect on that date. On August 1, 2022, we completed the acquisition of a data center in Peru from Entel for a total purchase consideration of $80 million at the exchange rate in effect on that date. The Entel Chile Acquisition and Entel Peru Acquisition support our ongoing expansion to meet customer demand in the Latin American market.
Acquisition of MainOne (the "MainOne Acquisition")
On April 1, 2022, we completed the acquisition of all outstanding shares of MainOne, which consisted of four data centers as well as a subsea cable and terrestrial fiber network. We acquired MainOne and its assets for a total purchase consideration of $278 million. The MainOne Acquisition supports our ongoing expansion to meet customer demand in the West African market.
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
A summary of the final allocation of total purchase consideration is presented as follows (in millions):

	Entel Chile	Entel Peru	MainOne
Cash and cash equivalents	$—	$—	$33
Accounts receivable	—	—	9
Other current assets	12	—	22
Property, plant and equipment	81	13	239
Intangible assets	153	10	55
Goodwill	381	46	111
Deferred tax and other assets	12	11	6
Total assets acquired	639	80	475
Accounts payable and accrued liabilities	—	—	(19)
Other current liabilities (1)	—	—	(13)
Mortgage and loans payable	—	—	(26)
Deferred tax and other liabilities (1)	(1)	—	(139)
Net assets acquired	$638	$80	$278

(1)For the MainOne Acquisition, other current liabilities includes $10 million of deferred revenue, current and deferred tax and other liabilities includes $95 million of deferred revenue, non-current.
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
Intangible assets
The following table presents certain information on the acquired intangible assets (in millions):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)	Discount Rate
Entel Chile:
Customer relationships (1)	$153	12.0 - 15.0	14.0	8.5% - 9.5%
Entel Peru:
Customer relationships (1)	10	15.0	15.0	7.0%
MainOne:
Customer relationships (1)	52	10.0 - 15.0	14.0	11.5%
Trade names (2)	3	5.0	5.0	11.5%

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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is primarily attributable to the workforce of the acquired business

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
and the projected revenue increase expected to arise from future customers after the acquisition. Goodwill from the Entel Chile and Entel Peru acquisitions is attributable to the Americas region. Goodwill from the Entel Chile acquisition is amortizable for local tax purposes, while goodwill from the Entel Peru acquisition is not expected to be amortizable for local tax purposes. Goodwill from the MainOne Acquisition is attributable to the EMEA region and is generally not deductible for local tax purposes.
Revenues and net income from operations
The operating results of the Entel Peru and Entel Chile acquisitions are reported in the Americas region and the operating results of the MainOne Acquisition are reported in the EMEA region following the date of acquisition. During the year of acquisition, our results of operations from these acquisitions included $90 million of revenues and $8 million of income from operations.
Transaction costs
During the year of acquisition, the transaction costs for the Entel Chile and Entel Peru acquisitions were $7 million and the transaction costs for the MainOne acquisition were not significant.
4.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the years ended December 31 ($ in millions except per share data; share data in thousands):

	2024	2023	2022
Net income	$814	$969	$705
Net loss attributable to non-controlling interests	1	—	—
Net income attributable to common stockholders	$815	$969	$705

Weighted-average shares used to calculate basic EPS	95,457	93,615	91,569
Effect of dilutive securities:
Employee equity awards	370	394	259
Weighted-average shares used to calculate diluted EPS	95,827	94,009	91,828

EPS attributable to common stockholders:
Basic EPS	$8.54	$10.35	$7.69
Diluted EPS	$8.50	$10.31	$7.67
The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2024	2023	2022
Common stock related to employee equity awards and other	359	68	582
Total	359	68	582
5.    Equity Method Investments
We hold various equity method investments, primarily interests in joint venture partnership arrangements, in order to invest in certain entities that are in line with our business development objectives, including the development and operation of xScale data centers. Some of these joint ventures are classified as Variable Interest Entities ("VIEs").

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes our equity method investments, which were included in other assets on the consolidated balance sheets as of December 31 (in millions):

Investee	Ownership Percentage	2024	2023
EMEA 1 Joint Venture	20%	$131	$150
VIE Joint Ventures (1)	20%	374	308
Other	Various	14	10
Total		$519	$468

(1)Includes investments in the following xScale joint ventures in each of our three regions: "Asia-Pacific 1 Joint Venture", "Asia-Pacific 2 Joint Venture", "Asia-Pacific 3 Joint Venture", "EMEA 2 Joint Venture", "AMER 1 Joint Venture" and "AMER 2 Joint Venture" (defined below). These investments share a similar purpose, design and nature of assets.
Non-VIE Joint Venture
EMEA 1 Joint Venture
The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the years ended December 31, 2024, 2023 and 2022 and was included in other income (expense) on the consolidated statement of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of December 31, 2024, we had future equity contribution commitments of $39 million.
VIE Joint Ventures
The VIE Joint Ventures are considered VIEs because they do not have sufficient funds from operations to be self-sustaining. While we provide certain management services to their operations and earn fees for the performance of such services, the power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between us and our partners. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both Equinix and our partners. We concluded that neither party is deemed to have predominant control over the VIE Joint Ventures and neither party is considered to be the primary beneficiary. Our share of losses of equity method investments from these joint ventures were $24 million, $12 million and $9 million for the years ended December 31, 2024, 2023 and 2022, respectively, and were included in other income (expense) on the consolidated statement of operations.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of December 31, 2024 (in millions):

VIE Joint Ventures
Equity Investment	$374
Outstanding Accounts Receivable	50
Other Receivables	46
Contract Assets	125
Loan Commitment (1)	392
Future Equity Contribution Commitments (2)	66
Maximum Future Payments under Debt Guarantees (3)	246
Total	$1,299

(1)Concurrent with the closing of the AMER 2 Joint Venture, we entered into a loan agreement with the AMER 2 Joint Venture, as a lender, further discussed in Note 15.
(2)The joint ventures' partners are required to make additional equity contributions proportionately upon certain occurrences, such as a shortfall in capital necessary to complete construction or to make interest payments on their outstanding debt.
(3)In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with our guarantees covering 20% of all payments of principal and interest due under EMEA 2 Joint Venture's credit facility agreements. A portion of the guarantees relates to our AMER 1 Joint Venture. Refer to Note 14.
AMER 3 Joint Venture
On October 1, 2024, we entered into an agreement to form a joint venture to develop and operate xScale data centers in the Americas region (the "AMER 3 Joint Venture"), subject to regulatory approval and other closing conditions which were satisfied on October 30, 2024. As of December 31, 2024 there have been no equity contributions made to the AMER 3 Joint Venture and its closing had no impact on the consolidated financial statements.
6.    Balance Sheet Components
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents and short-term investments consisted of the following as of December 31 (in millions):

	2024	2023
Cash	$565	$492
Cash equivalents:
Money market funds	2,401	1,364
Time deposits	115	240
Total cash and cash equivalents	3,081	2,096
Short-term investments:
Time deposits	527	—
Total short-term investments	527	—
Total cash, cash equivalents and short-term investments	$3,608	$2,096
As of December 31, 2024 and 2023, cash and cash equivalents included investments which were readily convertible to cash and generally had original maturities of 3 months or less. The maturities of time deposits classified as short-term investments were one year or less as of December 31, 2024.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. Accounts receivable, net, consisted of the following as of December 31 (in millions):

	2024	2023
Accounts receivable	$968	$1,021
Allowance for credit losses	(19)	(17)
Accounts receivable, net	$949	$1,004
The following table summarizes the activity of our allowance for credit losses (in millions):

Balance as of December 31, 2021	$12
Provision for credit losses	7
Net write-offs	(7)
Balance as of December 31, 2022	12
Provision for credit losses	15
Net write-offs	(9)
Impact of foreign currency exchange	(1)
Balance as of December 31, 2023	17
Provision for credit losses	21
Net write-offs	(20)
Impact of foreign currency exchange	1
Balance as of December 31, 2024	$19
Other Current Assets
Other current assets consisted of the following as of December 31 (in millions):

	2024	2023
Derivative assets, current	$296	$44
Taxes receivable	223	167
Other receivables (1)	106	80
Contract assets, current	102	52
Prepaid expenses, current	91	100
Other (2)	72	25
Total other current assets	$890	$468

(1)Includes receivables due from our joint ventures. See Note 15.
(2)Includes an insignificant amount of restricted cash, current.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of December 31 (in millions):

	2024	2023
Core systems	$12,890	$12,604
Buildings	9,475	8,972
Construction in progress	2,204	1,918
Internal-use software	2,149	1,936
Leasehold improvements	1,980	2,045
Land	1,652	1,407
Personal property	373	320
	30,723	29,202
Less accumulated depreciation	(11,474)	(10,601)
Property, plant and equipment, net	$19,249	$18,601
Goodwill and Other Intangibles
The following table presents goodwill and other intangible assets, net, for the years ended December 31, 2024 and 2023 (in millions):

	2024	2023
Goodwill:
Americas	$2,559	$2,631
EMEA	2,349	2,467
Asia-Pacific	596	639
	$5,504	$5,737
Intangible assets, net:
Intangible assets - customer relationships	$2,745	$2,892
Intangible assets - trade names	16	13
Intangible assets - in-place leases	27	30
Intangible assets - licenses	10	10
Intangible assets - at-the-money lease contracts	55	59
Intangible assets - other	8	8
	2,861	3,012
Less accumulated depreciation	(1,444)	(1,307)
Total intangible assets, net	$1,417	$1,705

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Changes in the carrying amount of goodwill by geographic regions are as follows (in millions):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2021	$2,210	$2,473	$689	$5,372
Purchase of MainOne	—	111	—	111
Purchase of Entel Chile	381	—	—	381
Purchase of Entel Peru	46	—	—	46
Impact of foreign currency exchange	(6)	(206)	(44)	(256)
Balance as of December 31, 2022	2,631	2,378	645	5,654
Impact of foreign currency exchange	—	89	(6)	83
Balance as of December 31, 2023	2,631	2,467	639	5,737
Impact of foreign currency exchange	(72)	(118)	(43)	(233)
Balance as of December 31, 2024	$2,559	$2,349	$596	$5,504
Changes in the net book value of intangible assets by geographic regions are as follows (in millions):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2021	$1,328	$432	$176	$1,936
Entel Chile acquisition	153	—	—	153
Entel Peru acquisition	10	—	—	10
MainOne acquisition	—	55	—	55
Amortization of intangibles	(138)	(52)	(15)	(205)
Impact of foreign currency exchange	(4)	(33)	(14)	(51)
Balance as of December 31, 2022	1,349	402	147	1,898
Other asset acquisitions	7	—	1	8
Amortization of intangibles	(140)	(54)	(14)	(208)
Impact of foreign currency exchange	—	10	(3)	7
Balance as of December 31, 2023	1,216	358	131	1,705
Impairment charges (1)	(29)	—	—	(29)
Amortization of intangibles	(140)	(54)	(14)	(208)
Impact of foreign currency exchange	(25)	(16)	(10)	(51)
Balance as of December 31, 2024	$1,022	$288	$107	$1,417

(1)Refer to Note 17.
Goodwill and intangible assets which are denominated in currencies other than the U.S. Dollar are subject to foreign currency fluctuations. Our foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income (loss).

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Estimated future amortization expense related to these intangibles is as follows (in millions):

Years ending:
2025	$194
2026	193
2027	192
2028	190
2029	170
Thereafter	478
Total	$1,417
Other Assets
Other assets consisted of the following as of December 31 (in millions):

	2024	2023
Equity method investments	$519	$468
Contract costs	436	423
Derivative assets, non-current	295	213
Loan receivable	258	—
Prepaid expenses, non-current	171	134
Deferred CCA implementation costs	115	105
Contract assets, non-current	113	86
Deposits	60	60
Deferred tax assets, net	48	62
Debt issuance costs, net	3	5
Other (1)	31	35
Total other assets	$2,049	$1,591

(1)Includes an insignificant amount of restricted cash, non-current.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31 (in millions):

	2024	2023
Accrued compensation and benefits	$421	$438
Accrued taxes (1)	196	161
Accrued utilities and security	164	178
Accounts payable	133	162
Accrued interest	96	90
Other	183	158
Total accounts payable and accrued expenses	$1,193	$1,187

(1)Accrued taxes included income taxes payable of $109 million and $81 million as of December 31, 2024 and 2023, respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other Current Liabilities
Other current liabilities consisted of the following as of December 31 (in millions):

	2024	2023
Deferred revenue, current	$123	$125
Derivative liabilities, current	27	94
Customer deposits	16	16
Dividends payable, current	16	13
Asset retirement obligations, current	1	5
Other	49	49
Total other current liabilities	$232	$302
Other Liabilities
Other liabilities consisted of the following as of December 31 (in millions):

	2024	2023
Deferred tax liabilities, net	$339	$394
Deferred revenue, non-current	150	154
Asset retirement obligations, non-current	108	108
Derivative liabilities, non-current	46	8
Accrued taxes	42	56
Dividends payable, non-current	13	12
Other non-current liabilities	62	64
Total other liabilities	$760	$796
The following table summarizes the activities of our asset retirement obligations ("ARO") (in millions):

Asset retirement obligations as of December 31, 2021	$118
Additions	3
Adjustments (1)	(4)
Accretion expense	5
Impact of foreign currency exchange	(4)
Asset retirement obligations as of December 31, 2022	118
Additions	1
Adjustments (1)	(13)
Accretion expense	7
Asset retirement obligations as of December 31, 2023	113
Additions	6
Adjustments (1)	(12)
Accretion expense	6
Impact of foreign currency exchange	(4)
Asset retirement obligations as of December 31, 2024	$109

(1)The ARO adjustments are primarily due to lease amendments and acquisition of real estate assets.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
7.    Derivatives and Hedging Instruments
Derivatives and Nonderivatives Designated as Hedging Instruments
Net Investment Hedges
Foreign Currency Debt: We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of December 31, 2024 and 2023, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $1.0 billion and $1.5 billion, respectively.
Foreign Currency Forward Contracts: We use foreign currency forward contracts, designated as net investment hedges, to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. We use the spot method to assess hedge effectiveness and recognize fair value changes from spot rates in other comprehensive income (loss). We exclude forward points from the assessment of hedge effectiveness and amortize the initial value of the excluded component through interest expense. The difference between fair value changes from the excluded component and the amount amortized is recognized in other comprehensive income (loss).
Embedded Derivatives: Certain of our customer agreements that are priced in currencies different from the functional or local currencies of the parties involved are deemed to have foreign currency forward contracts embedded in them. These embedded derivatives are separated from their host contracts and carried on our balance sheet at their fair value. The majority of these embedded derivatives arise as a result of our foreign subsidiaries pricing their customer contracts in U.S. Dollars. We use these forward contracts embedded within our customer agreements to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of December 31, 2024 and December 31, 2023, the total remaining contract value of such customer agreements outstanding under this hedging program was $213 million and $223 million, respectively.
Cross-currency Interest Rate Swaps: We also use cross-currency interest rate swaps, designated as net investment hedges, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. We use the spot method to assess hedge effectiveness and recognize fair value changes from spot rates in other comprehensive income (loss). We exclude time value and cross currency basis spread from the assessment of hedge effectiveness and recognize the excluded component in interest expense through the swap accrual process. The difference between fair value changes of the excluded component and the amount amortized is recognized in other comprehensive income (loss).
Cash Flow Hedges
Foreign Currency Forward Contracts: We enter into intercompany foreign currency forward contracts ("intercompany derivatives") with our wholly-owned subsidiaries in our EMEA region in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. Dollar (primarily the British Pound and the Euro). Simultaneously, we enter into foreign currency forward contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives. We designate the intercompany derivatives as cash flow hedges. We do not exclude any components from the assessment of hedge effectiveness and the change in fair value of these derivatives is recognized in other comprehensive income (loss) until the hedged transaction occurs.
As of December 31, 2024, our foreign currency forward contracts had maturity dates ranging from January 2025 to December 2026 and we had a net gain of $38 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months. As of December 31, 2023, our foreign currency forward contracts had maturity dates ranging from January 2024 to December 2025 and we had a net loss of $7 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months.
Cross-currency Interest Rate Swaps: We use cross-currency swaps, which are designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
variable-rate debt and our U.S. dollar-denominated fixed-rate debt issued by our foreign subsidiaries. As of December 31, 2024, our cross-currency interest rate swaps had maturity dates ranging from March 2026 to June 2034. We had a net gain of $13 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months. As of December 31, 2023, our cross-currency interest rate swaps had maturity dates of March 2026. We had an insignificant net gain recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months. We use the spot method to assess hedge effectiveness. Fair value changes from spot rates are recognized in other comprehensive income (loss) initially and immediately reclassified to earnings to offset the gain or loss from remeasuring the associated debt. We exclude time value and cross currency basis spread from the assessment of hedge effectiveness and recognize the excluded component in interest expense through the swap accrual process. The difference between fair value changes of the excluded component and the amount amortized is recognized in other comprehensive income (loss).
Interest Rate Locks: We hedge the interest rate exposure created by anticipated fixed-rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of both December 31, 2024 and 2023, we had no interest rate locks outstanding. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of December 31, 2024 and 2023, we had a net gain of $3 million and $1 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.
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
Cross-currency Interest Rate Swaps: We may, from time to time, elect to de-designate a portion of our cross-currency interest rate swaps previously designated as hedging instruments. Gains and losses subsequent to the de-designation are recognized in other income (expense).

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Notional Amounts and Fair Value of Derivative Instruments
The following table presents the composition of derivative instruments recognized in our consolidated balance sheets, excluding accrued interest, as of December 31 (in millions):

	2024			2023
		Fair Value			Fair Value
	Notional Amount (1)	Assets (2)	Liabilities (3)	Notional Amount (1)	Assets (2)	Liabilities (3)
Designated as hedging instruments:
Net investment hedges
Foreign currency forward contracts	$966	$39	$17	$887	$3	$17
Cross-currency interest rate swaps	1,986	189	1	3,121	132	—
Cash flow hedges
Foreign currency forward contracts	1,365	53	—	1,154	2	14
Cross-currency interest rate swaps	1,030	48	—	280	36	—
Total designated as hedging	5,347	329	18	5,442	173	31

Not designated as hedging instruments:
Foreign currency forward contracts	3,536	80	9	3,053	4	70
Cross-currency interest rate swaps	1,395	182	45	1,061	80	—
Total not designated as hedging	4,931	262	54	4,114	84	70
Total Derivatives	$10,278	$591	$72	$9,556	$257	$101

(1)Excludes embedded derivatives.
(2)As presented in our consolidated balance sheets within other current assets and other assets.
(3)As presented in our consolidated balance sheets within other current liabilities and other liabilities.
Impact on Accumulated Other Comprehensive Income (Loss)
The pre-tax gains (losses) from hedging instruments recognized in accumulated other comprehensive income (loss) for the years ended December 31 were as follows (in millions):

	2024	2023	2022
Net investment hedges:
Foreign currency debt	$68	$(54)	$160
Foreign currency forward contracts (included component)	66	(9)	27
Foreign currency forward contracts (excluded component)	2	3	(2)
Cross-currency interest rate swaps (included component)	149	(73)	277
Cross-currency interest rate swaps (excluded component)	4	1	(36)
Total	$289	$(132)	$426

Cash flow hedges:
Foreign currency forward contracts	$65	$(17)	$(9)
Cross-currency interest rate swaps (excluded component)	(17)	(2)	(2)
Interest rate locks	(1)	(5)	49
Total	$47	$(24)	$38

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Impact on Earnings
The gains (losses) from derivative instruments recognized in earnings, and location of such gains (losses) in the consolidated statements of operations for the years ended December 31 were as follows (in millions):

	Location of gain (loss)	2024	2023	2022
Net investment hedges:
Foreign currency forward contracts (excluded component)	Interest expense	$10	$2	$—
Cross-currency interest rate swaps (excluded component)	Interest expense	27	45	50
Total		$37	$47	$50

Cash flow hedges:
Foreign currency forward contracts	Revenues	$11	$(9)	$148
Foreign currency forward contracts	Costs and operating expenses	(6)	15	(72)
Cross-currency interest rate swaps (excluded component)	Interest expense	8	(1)	(1)
Cross-currency interest rate swaps (included component)	Other income (expense)	29	17	22
Interest rate locks	Interest Expense	1	1	—
Total		$43	$23	$97

Non designated hedges:
Embedded derivatives (1)	Revenues	$—	$—	$(1)
Foreign currency forward contracts (1)	Revenues	—	—	(1)
Foreign currency forward contracts	Other income (expense)	154	(20)	138
Cross-currency interest rate swaps	Other income (expense)	18	6	—
Total		$172	$(14)	$136

(1)Embedded derivatives were designated as net investment hedges beginning March 31, 2022. Prior to March 31, 2022, we entered into foreign currency forward contracts to economically hedge these embedded derivatives.
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements, inclusive of accrued interest, as of December 31, 2024 and 2023 (in millions):

	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts Not Offset in the Balance Sheet	Net
December 31, 2024
Derivative assets	$605	$—	$605	$(75)	$530
Derivative liabilities	79	—	79	(75)	4

December 31, 2023
Derivative assets	$282	$—	$282	$(56)	$226
Derivative liabilities	112	—	112	(56)	56

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The fair value of certain financial assets and liabilities as of December 31, 2024 and 2023 were as follows (in millions):

	December 31, 2024				December 31, 2023
	Fair Value	Fair Value Measurement Using			Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$2,401	$2,401	$—	$—	$1,364	$1,364	$—	$—
Time deposits (2)	642	115	527	—	240	240	—	—
Loan receivable (3)	280	—	—	280	—	—	—	—
Derivative instruments (4)	591	—	591	—	257	—	257	—
Total	$3,914	$2,516	$1,118	$280	$1,861	$1,604	$257	$—
Liabilities:
Derivative instruments (4)	$72	$—	$72	$—	$101	$—	$101	$—
Mortgage and loans payable (5)	654	—	654	—	684	—	684	—
Senior notes (5)	13,342	12,851	491	—	11,740	11,166	574	—
Total	$14,068	$12,851	$1,217	$—	$12,525	$11,166	$1,359	$—

(1)Instruments are included within cash and cash equivalents in the consolidated balance sheets, and are measured at fair value.
(2)Instruments are included within cash and cash equivalents and short-term investments in the consolidated balance sheets, and are measured at amortized cost.
(3)Instruments are included within other assets in the consolidated balance sheets, and are measured at amortized cost. Refer to Note 15.
(4)Instruments are included within other current assets, other assets, other current liabilities and other liabilities in the consolidated balance sheets, and are measured at fair value. Refer to Note 7.
(5)Include current and non-current portions and are measured at amortized cost. Refer to Note 10.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
9.    Leases
Significant Lease Transactions
The following table summarizes the significant lease transactions during the year ended December 31, 2024 (in millions):

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
Lease Expenses
The components of lease expenses are as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Finance lease cost
Amortization of right-of-use assets (1)	$181	$167	$161
Interest on lease liabilities	113	113	112
Total finance lease cost	294	280	273

Operating lease cost	229	243	214
Variable lease cost	79	62	41
Total lease cost	$602	$585	$528

(1) Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the consolidated statements of operations.
In addition, we recorded impairment charges of $38 million on operating lease right-of-use assets in the Asia-Pacific region during the fourth quarter of 2024 as described in Note 17.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other Information
Other information related to leases is as follows (in millions, except years and percent):

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$109	$110	$110
Operating cash flows from operating leases	231	231	197
Financing cash flows from finance leases	140	149	134

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$213	$209	$294
Operating leases	194	211	355

	As of December 31,
	2024	2023
Weighted-average remaining lease term - finance leases (2)	14 years	14 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	5%	5%
Finance lease right-of-use assets (3)	$2,158	$2,184

(1) Represents all non-cash changes in right-of-use assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of December 31, 2024 and 2023, we recorded accumulated amortization of finance lease right-of-use assets of $964 million and $870 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the consolidated balance sheets.
Maturities of Lease Liabilities
Maturities of lease liabilities as of December 31, 2024 are as follows (in millions):

Year ended December 31,	Operating Leases	Finance Leases	Total
2025	210	301	511
2026	217	256	473
2027	197	260	457
2028	169	249	418
2029	139	240	379
Thereafter	1,097	2,004	3,101
Total lease payments	2,029	3,310	5,339
Less imputed interest	(554)	(1,035)	(1,589)
Total	$1,475	$2,275	$3,750
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of December 31, 2024. These leases will commence between 2025 and 2026, with lease terms of 2 to 30 years and total lease commitments of approximately $210 million.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
10.    Debt Facilities
Mortgage and Loans Payable
As of December 31, 2024 and 2023, our mortgage and loans payable consisted of the following (in millions):

	2024	2023
Term loans	$628	$643
Mortgage payable and other loans payable	21	29
	649	672
Less amount representing unamortized debt discount and debt issuance cost	—	(1)
	649	671
Less current portion	(5)	(8)
	$644	$663
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
As of December 31, 2024 and 2023, the total amounts outstanding under the 2022 Term Loan Facility, net of debt issuance costs, were $625 million and $636 million, respectively.
As of December 31, 2024, we had 43 irrevocable letters of credit totaling $69 million issued and outstanding under the 2022 Revolving Facility, with approximately $3.9 billion remaining available to borrow under the 2022 Revolving Facility. As of December 31, 2024 and December 31, 2023, unamortized debt issuance costs for the 2022 Revolving Facility of $3 million and $5 million, respectively, were presented in other assets in the consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Senior Notes
Our senior notes consisted of the following as of December 31 (in millions):

			2024		2023
Senior Notes	Issuance Date	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
2.625% Senior Notes due 2024	November 2019	November 2024	$—	—%	$1,000	2.79%
1.250% Senior Notes due 2025	June 2020	July 2025	500	1.46%	500	1.46%
1.000% Senior Notes due 2025	October 2020	September 2025	700	1.18%	700	1.18%
1.450% Senior Notes due 2026	May 2021	May 2026	700	1.64%	700	1.64%
2.900% Senior Notes due 2026	November 2019	November 2026	600	3.04%	600	3.04%
0.250% Euro Senior Notes due 2027	March 2021	March 2027	518	0.45%	552	0.45%
1.800% Senior Notes due 2027	June 2020	July 2027	500	1.96%	500	1.96%
1.550% Senior Notes due 2028	October 2020	March 2028	650	1.67%	650	1.67%
2.000% Senior Notes due 2028	May 2021	May 2028	400	2.21%	400	2.21%
2.875% Swiss Franc Senior Notes due 2028	September 2023	September 2028	331	3.05%	357	3.05%
1.558% Swiss Franc Senior Notes due 2029	September 2024	September 2029	110	1.79%	—	—%
3.200% Senior Notes due 2029	November 2019	November 2029	1,200	3.30%	1,200	3.30%
2.150% Senior Notes due 2030	June 2020	July 2030	1,100	2.27%	1,100	2.27%
3.250% Euro Senior Notes due 2031	November 2024	March 2031	673	3.46%	—	—%
2.500% Senior Notes due 2031	May 2021	May 2031	1,000	2.65%	1,000	2.65%
3.900% Senior Notes due 2032	April 2022	April 2032	1,200	4.07%	1,200	4.07%
1.000% Euro Senior Notes due 2033	March 2021	March 2033	622	1.18%	662	1.18%
3.650% Euro Senior Notes due 2033	September 2024	September 2033	622	3.78%	—	—%
5.500% Senior Notes due 2034	May 2024	June 2034	750	5.74%	—	—%
3.625% Euro Senior Notes due 2034	November 2024	November 2034	518	3.75%	—	—%
2.000% Japanese Yen Series A Notes due 2035	March 2023	March 2035	239	2.07%	267	2.07%
2.130% Japanese Yen Series C Notes due 2035	March 2023	March 2035	94	2.20%	105	2.20%
2.370% Japanese Yen Series B Notes due 2043	March 2023	March 2043	65	2.42%	72	2.42%
2.570% Japanese Yen Series D Notes due 2043	March 2023	March 2043	29	2.62%	32	2.62%
2.570% Japanese Yen Series E Notes due 2043	February 2023	March 2043	64	2.62%	71	2.62%
3.000% Senior Notes due 2050	June 2020	July 2050	500	3.09%	500	3.09%
2.950% Senior Notes due 2051	October 2020	September 2051	500	3.00%	500	3.00%
3.400% Senior Notes due 2052	May 2021	February 2052	500	3.50%	500	3.50%
			14,685		13,168
Less amount representing unamortized debt discount and debt issuance cost			(123)		(108)
			14,562		13,060
Less current portion			(1,199)		(998)
			$13,363		$12,062
2.000% Japanese Yen Senior Notes Series A due 2035, 2.370% Japanese Yen Senior Notes Series B due 2043, 2.130% Japanese Yen Senior Notes Series C due 2035, 2.570% Japanese Yen Senior Notes Series D due 2043 and 2.570% Japanese Yen Senior Notes Series E due 2043 (collectively, the "Japanese Yen Senior Notes")
On February 16, 2023, we issued ¥10.0 billion, or approximately $75 million, at the exchange rate in effect on that date, aggregate principal amount of 2.570% senior notes due March 8, 2043.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
On March 8, 2023, and at the exchange rate in effect on that date, we issued ¥37.7 billion, or approximately $275 million, aggregate principal amount of 2.000% senior notes due March 8, 2035, ¥10.2 billion, or approximately $75 million, aggregate principal amount of 2.370% senior notes due March 8, 2043, ¥14.8 billion, or approximately $108 million, aggregate principal amount of 2.130% senior notes due March 8, 2035 and ¥4.6 billion, or approximately $34 million, aggregate principal amount of 2.570% senior notes due March 8, 2043.
Interest on the notes is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2023. Total debt issuance costs related to the Japanese Yen Senior Notes were $4 million.
2.875% Swiss Franc Senior Notes due 2028
On September 12, 2023, we issued CHF300 million, or approximately $337 million, at the exchange rate in effect on that date, aggregate principal amount of 2.875% senior notes due September 12, 2028 (the "2028 CHF Notes"). Interest on the notes is payable annually in arrears on September 12 of each year, commencing on September 12, 2024. Total debt issuance costs related to the 2028 CHF Notes were $3 million.
5.500% Senior Notes due 2034
On May 30, 2024, we issued $750 million aggregate principal amount of 5.500% senior notes due June 15, 2034 (the "2034 Notes"). Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. Total debt discount and debt issuance costs related to the 2034 Notes were $14 million.
3.650% Euro Senior Notes due 2033
On September 3, 2024, we issued €600 million, or approximately $664 million, at the exchange rate in effect on that date, aggregate principal amount of 3.650% senior notes due September 3, 2033 (the "2033 Euro Notes"). Interest on the notes is payable annually in arrears on September 3 of each year, commencing on September 3, 2025. Total debt discount and debt issuance costs related to the 2033 Euro Notes were $6 million.
1.558% Swiss Franc Senior Notes due 2029
On September 4, 2024, we issued CHF100 million, or approximately $118 million, at the exchange rate in effect on that date, aggregate principal amount of 1.558% senior notes due September 4, 2029 (the "2029 CHF Notes"). Interest on the notes is payable annually in arrears on September 4 of each year, commencing on September 4, 2025. Total debt issuance costs related to the 2029 CHF Notes were insignificant.
3.250% Euro Senior Notes due 2031 and 3.625% Euro Senior Notes due 2034
On November 22, 2024, we issued €650 million, or approximately $706 million, at the exchange rate in effect on that date, aggregate principal amount of 3.250% senior notes due March 15, 2031 (the "2031 Euro Notes") and €500 million, or approximately $543 million, at the exchange rate in effect on that date, aggregate principal amount of 3.625% senior notes due November 22, 2034 (the "2034 Euro Notes"). Interest on the 2031 Euro Notes is payable annually in arrears on March 15 of each year, commencing on March 15, 2025. Interest on the 2034 Euro Notes is payable annually in arrears on November 22 of each year, commencing on November 22, 2025. Total debt discounts and debt issuance costs related to the 2031 and 2034 Euro Notes were $8 million and $6 million, respectively.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
•incur liens;
•enter into sale-leaseback transactions; and
•merge or consolidate with any other person.
As of December 31, 2024, we are in compliance with all covenants. Subject to compliance with the limitations described above, we may issue an unlimited principal amount of additional notes at later dates under the same indenture as the senior notes.
We are not required to make any mandatory redemption with respect to the senior notes; however, upon the event of a change in control, we may be required to offer to purchase the senior notes.
Optional Redemption
With respect to the notes listed below, we may redeem at our election, at any time or from time to time, some or all of the notes of any series before they mature. The redemption price will equal the sum of (1) an amount equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest up to, but not including, the redemption date and (2) a make-whole premium. If the notes are redeemed on or after the date listed in the table below (the "First Par Call Date"), the redemption price will not include a make-whole premium for the applicable notes.

Senior Notes Description	First Par Call Date
1.250% Senior Notes due 2025	June 15, 2025
1.000% Senior Notes due 2025	August 15, 2025
1.450% Senior Notes due 2026	April 15, 2026
2.900% Senior Notes due 2026	September 18, 2026
0.250% Euro Senior Notes due 2027	January 15, 2027
1.800% Senior Notes due 2027	May 15, 2027
1.550% Senior Notes due 2028	January 15, 2028
2.000% Senior Notes due 2028	March 15, 2028
2.875% Swiss Franc Senior Notes due 2028	June 12, 2028
1.558% Swiss Franc Senior Notes due 2029	June 4, 2029
3.200% Senior Notes due 2029	August 18, 2029
2.150% Senior Notes due 2030	April 15, 2030
3.250% Euro Senior Notes due 2031	January 15, 2031
2.500% Senior Notes due 2031	February 15, 2031
3.900% Senior Notes due 2032	January 15, 2032
1.000% Euro Senior Notes due 2033	December 15, 2032
3.650% Euro Senior Notes due 2033	June 3, 2033
5.500% Senior Notes due 2034	March 15, 2034
3.625%% Euro Senior Notes due 2034	August 22, 2034
2.000% Japanese Yen Series A Notes due 2035	March 8, 2035
2.130% Japanese Yen Series C Notes due 2035	March 8, 2035
2.370% Japanese Yen Series B Notes due 2043	March 8, 2043
2.570% Japanese Yen Series D Notes due 2043	March 8, 2043
2.570% Japanese Yen Series E Notes due 2043	March 8, 2043
3.000% Senior Notes due 2050	January 15, 2050
2.950% Senior Notes due 2051	March 15, 2051
3.400% Senior Notes due 2052	August 15, 2051

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of December 31, 2024 (in millions):

Years ending:
2025	1,205
2026	1,305
2027	1,648
2028	1,385
2029	1,315
Thereafter	8,476
$15,334
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the years ended December 31 (in millions):

	2024	2023	2022
Interest expense	$457	$402	$356
Interest capitalized	36	26	18
Interest charges incurred	$493	$428	$374
Total interest paid in cash, net of capitalized interest, during the years ended December 31, 2024, 2023 and 2022 was $486 million, $445 million and $412 million, respectively.
11.    Stockholders' Equity
Our authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2024 and 2023, we had no preferred stock issued and outstanding.
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
In October 2024, we established a program to succeed the 2022 ATM Program, under which we may, from time to time, offer and sell on a spot or forward basis up to an aggregate of $2.0 billion of our common stock to or through sales agents in "at the market" transactions (the "2024 ATM Program"). The forward sale agreements provide three settlement alternatives to us: physical settlement, cash settlement or net share settlement. In accordance with ASC 815, the forward sale agreements are classified as equity for balance sheet purposes.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Forward sale activity under the 2020, 2022 and 2024 ATM Programs is summarized as follows ($ in millions except per share data; shares in thousands):

	Contractual Maturity Dates	Execution Date	Number of Shares (1)	Weighted Average Price per Share (2)	Settlement Value (2)
Outstanding, December 31, 2022	February 2023 to November 2023		458	$657.75	$302
Forward Sale Agreements Executed	February 2024 to December 2024	May 2023 to December 2023	1,208	767.12	926
Forward Sale Shares Physically Settled	February 2023 to March 2024	February 2023 to November 2023	(1,023)	718.59	735
Outstanding, December 31, 2023	November 2024		643	$776.23	$499
Forward Sale Shares Physically Settled	November 2024 to December 2024	September 2024	(643)	790.41	509
Outstanding, December 31, 2024	November 2024		—	$—	$—

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
During the year ended December 31, 2024, we sold 569,382 shares on a spot basis under the 2022 ATM Program for approximately $467 million, net of commissions and other offering expenses, and we sold 755,298 shares on a spot basis under the 2024 ATM Program for approximately $697 million, net of commissions and other offering expenses.
As of December 31, 2024, we fully utilized the remaining common stock available for sale under the 2020 and 2022 ATM Programs and had approximately $1.3 billion of common stock available for sale under the 2024 ATM Program.
As of December 31, 2024, we had reserved the following authorized, but unissued shares of common stock for future issuances (in thousands):

Common stock options and restricted stock units	3,290
Common stock employee purchase plans	2,197
Total	5,487
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
Under the terms of the shareholders’ agreement, the investor may put its 25% ownership stake in the entity to us for a maximum exercise price of $25 million, subject to certain contingent conditions. Accordingly, we present the investor’s contingently redeemable non-controlling interest ("NCI") outside of permanent equity at the higher of its maximum redemption amount of $25 million and its balance after attribution of gains and losses in the consolidated balance sheets. There were no changes in the carrying value of the redeemable NCI for the year ended December 31, 2024.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the assets and liabilities of the Indonesian VIE, which were included in other assets and other liabilities on the consolidated balance sheets as of December 31 (in millions):

Balance Sheet	2024	2023
Cash and cash equivalents	$16	$20
Property, plant and equipment, net	25	8
Other	5	2
Total assets	$46	$30
Total liabilities	$5	$3
The income and losses attributable to us as well as to the redeemable NCI from the Indonesian VIE were insignificant for the year ended December 31, 2024 and 2023.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in millions):

	December 31, 2021	Net Change	December 31, 2022	Net Change	December 31, 2023	Net Change	December 31, 2024
Foreign currency translation adjustment ("CTA") gain (loss)	$(1,068)	$(770)	$(1,838)	$250	$(1,588)	$(772)	$(2,360)
Unrealized gain (loss) on cash flow hedges (1)	(6)	40	34	(19)	15	32	47
Net investment hedge CTA gain (loss) (1)	(10)	426	416	(132)	284	295	579
Net actuarial loss on defined benefit plans (2)	(1)	—	(1)	—	(1)	—	(1)
	$(1,085)	$(304)	$(1,389)	$99	$(1,290)	$(445)	$(1,735)

(1)Refer to Note 7 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plans are mandated by law. We do not have any defined benefit plans in any other countries.
Changes in foreign currencies can have a significant impact to our consolidated balance sheets (as evidenced above in our cumulative foreign currency translation loss), as well as our consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of December 31, 2024, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2023. Because of this, the U.S. dollar had an overall unfavorable impact on our consolidated financial position because the foreign denominations translated into fewer U.S. dollars as evidenced by an increase in foreign currency translation loss for the year ended December 31, 2024 as reflected in the above table. The volatility of the U.S. dollar as compared to the other currencies in which we operate could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods.
Dividends
During the years ended December 31, 2024, 2023 and 2022, our Board of Directors declared quarterly dividends whose treatment for federal income tax purposes were as follows:

Declaration Date	Record Date	Payment Date	Total Distribution (1)	Nonqualified Ordinary Dividend (2)	Total Distribution Amount
			(per share)		(in millions)
Fiscal 2024
2/14/2024	2/28/2024	3/20/2024	$4.260000	$4.260000	$402
5/8/2024	5/22/2024	6/19/2024	4.260000	4.260000	405
8/7/2024	8/21/2024	9/18/2024	4.260000	4.260000	405
10/30/2024	11/13/2024	12/11/2024	4.260000	4.260000	412
Total			$17.040000	$17.040000	$1,624

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2023
2/15/2023	3/7/2023	3/22/2023	$3.410000	$3.410000	$319
5/3/2023	5/24/2023	6/21/2023	3.410000	3.410000	319
8/2/2023	8/23/2023	9/20/2023	3.410000	3.410000	319
10/25/2023	11/15/2023	12/13/2023	4.260000	4.260000	402
Total			$14.490000	$14.490000	$1,359

Fiscal 2022
2/16/2022	3/7/2022	3/23/2022	$3.100000	$3.100000	$282
4/27/2022	5/18/2022	6/15/2022	3.100000	3.100000	282
7/27/2022	8/17/2022	9/21/2022	3.100000	3.100000	286
11/2/2022	11/16/2022	12/14/2022	3.100000	3.100000	287
Total			$12.400000	$12.400000	$1,137

(1)Common stock dividends are characterized for federal income tax purposes as nonqualified ordinary dividend, qualified ordinary dividend, capital gains or return of capital. During the years ended December 31, 2024, 2023 and 2022, we did not classify any portion of the distributions as qualified ordinary dividend, capital gains or return of capital.
(2)All nonqualified ordinary dividends are eligible for the 20% deduction generally allowable to non-corporate shareholders under Internal Revenue Code Section 199A.
In addition, as of December 31, 2024, we recorded a short-term dividend payable of $16 million and a long-term dividend payable of $13 million related to RSUs that have not yet vested. As of December 31, 2023, we recorded a short-term dividend payable of $14 million and a long-term dividend payable of $12 million related to RSUs that have not yet vested.
12.    Stock-Based Compensation
Equity Compensation Plans
As of December 31, 2024, our equity compensation plans included:
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
•2020 Equity Incentive Plan: In 2020, both our Board of Directors and our stockholders approved the 2020 Equity Plan, which provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, RSAs, RSUs, other stock-based incentive awards, dividend equivalents, and cash-based incentive awards. The 2020 Equity Plan's awards may be granted to employees, non-employee members of the Board and consultants. Equity awards granted under the 2020 Equity Incentive Plan generally vest over four years. The maximum numbers of shares of our common stock available for issuance under the 2020 Equity Plan is equal to the sum of 4 million shares and the shares transferred from the 2000 Equity Incentive Plan.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Equity compensation plans are administered by the Compensation Committee, which may terminate or amend these plans, with approval of the stockholders as may be required by applicable law, at any time. As of December 31, 2024, shares reserved and available for issuance under the equity compensation plans were as follows (in thousands):

	Shares reserved	Shares available for grant
2004 Purchase Plan	5,392	2,197
2020 Equity Incentive Plan	3,290	1,858
Employee Stock Purchase Plan
We provide the following disclosures for the 2004 Purchase Plan as of December 31 (shares in thousands):

	2024	2023	2022
Weighted-average purchase price per share	$626.35	$572.59	$568.29
Weighted-average grant date fair value per award for shares purchased	$204.93	$206.83	$202.61
Number of shares purchased	148	152	144
We use the Black-Scholes option-pricing model to determine the fair value of shares under the 2004 Purchase Plan with the following assumptions during the years ended December 31:

	2024	2023	2022
Range of dividend yield	1.98% - 2.10%	1.69% - 1.78%	1.48% - 1.55%
Range of risk-free interest rate	3.89% - 5.27%	4.57% - 5.30%	0.72% - 3.06%
Range of expected volatility	21.31% - 29.82%	26.02% - 34.93%	25.73% - 37.20%
Weighted-average expected volatility	26.88%	30.48%	30.34%
Weighted-average expected life (in years)	1.17	1.06	1.06
Restricted Stock Units
Since 2008, we primarily grant RSUs to our employees, including executives and non-employee directors. We generally grant RSUs that have a service condition only or have both a service and performance condition. Each RSU is not considered issued and outstanding and does not have voting rights until it is converted into one share of our common stock upon vesting. RSU activity is summarized as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in millions)
RSUs outstanding, December 31, 2021	1,358	$594.27
RSUs granted	912	661.43
RSUs released, vested	(669)	576.62
RSUs canceled	(155)	624.98
RSUs outstanding, December 31, 2022	1,446	641.51
RSUs granted	991	699.07
RSUs released, vested	(681)	644.90
RSUs canceled	(204)	640.68
RSUs outstanding, December 31, 2023	1,552	676.89
RSUs granted	842	884.10
RSUs released, vested	(688)	714.66

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

RSUs canceled	(274)	738.15
RSUs outstanding, December 31, 2024	1,432	$768.84	1.22	$1,350

(1)The intrinsic value is calculated based on the closing market value of the stock as of December 31, 2024.
The total fair value of RSUs vested and released during the years ended December 31, 2024, 2023 and 2022 was $594 million, $498 million and $462 million, respectively.
Stock-Based Compensation Expense
The following table presents, by operating expense, our stock-based compensation expense recognized in our consolidated statement of operations for the years ended December 31 (in millions):

	2024	2023	2022
Cost of revenues	$58	$48	$45
Sales and marketing	94	86	83
General and administrative	310	273	276
Total	$462	$407	$404
Our stock-based compensation expense recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in millions):

	2024	2023	2022
RSUs	$438	$387	$360
RSAs	—	2	10
Employee stock purchase plan	24	18	34
Total	$462	$407	$404
During the years ended December 31, 2024, 2023 and 2022, we capitalized $77 million, $60 million and $46 million, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.
As of December 31, 2024, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $850 million, which is expected to be recognized over a weighted-average period of 2.17 years.
13.    Income Taxes
Income before income taxes is attributable to the following geographic locations for the years ended December 31 (in millions):

	2024	2023	2022
Domestic	$147	$278	$334
Foreign	828	846	495
Income before income taxes	$975	$1,124	$829

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tax expenses for income taxes consisted of the following components for the years ended December 31 (in millions):

	2024	2023	2022
Current:
Federal	$1	$—	$2
State and local	(3)	—	(1)
Foreign	(189)	(150)	(83)
Subtotal	(191)	(150)	(82)
Deferred:
Federal	—	—	(16)
State and local	2	—	(5)
Foreign	28	(5)	(21)
Subtotal	30	(5)	(42)
Income tax expense	$(161)	$(155)	$(124)
State and foreign taxes not based on income are included in general and administrative expenses and the aggregate amounts were not significant for the years ended December 31, 2024, 2023 and 2022.
Income tax benefit (expenses) for the years ended December 31, 2024, 2023 and 2022 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pre-tax income as a result of the following for the years ended December 31 (in millions):

	2024	2023 (1)	2022 (1)
Federal tax at statutory rate	$(205)	$(236)	$(174)
State and local tax expense	(1)	—	(6)
Foreign income tax rate differential	(12)	(14)	(12)
Non-deductible expenses	(10)	(6)	(6)
Stock-based compensation expense	(8)	(9)	(8)
Change in valuation allowance	(72)	(32)	(59)
Foreign financing activities	(2)	(4)	(6)
Uncertain tax positions reserve	11	21	45
Tax adjustments related to REIT	130	132	107
Change in deferred tax adjustments	1	(3)	—
Effect of tax rate change on deferred tax assets	—	(2)	(3)
Other, net	7	(2)	(2)
Total income tax expense	$(161)	$(155)	$(124)

(1)The prior year amounts presented in the table above have been reclassified to conform with the current year presentation, The rate reconciliation item 'Deferred tax assets generated in current year not benefited' has been grouped with 'Change in valuation allowance'.
Our accounting policy is to treat any tax on Global Intangible Low-Taxed Income ("GILTI") inclusions as a current period cost included in the tax expense in the year incurred. We estimate the GILTI inclusion provision will result in no material financial statement impact provided we satisfy our REIT distribution requirement with respect to the GILTI inclusions.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
withholding tax impact of our current policy and do not believe the distribution of our foreign earnings would trigger any significant foreign withholding taxes, as the majority of the foreign jurisdictions where we operate do not impose withholding taxes on dividend distributions to a corporate U.S. parent.
The types of temporary differences that give rise to significant portions of our deferred tax assets and liabilities are set out below as of December 31 (in millions):

	2024	2023
Deferred tax assets:
Stock-based compensation expense	$10	$9
Net unrealized losses	12	11
Operating lease liabilities	217	221
Finance lease liabilities	—	14
Deferred revenue	11	17
Loss carryforwards and tax credits	253	232
Others, net	25	7
Gross deferred tax assets	528	511
Valuation allowance	(277)	(221)
Total deferred tax assets, net	251	290
Deferred tax liabilities:
Finance lease liabilities	(13)	—
Property, plant and equipment	(200)	(253)
Right-of-use assets	(220)	(224)
Deferred income	(5)	(26)
Goodwill	(17)	(3)
Intangible assets	(87)	(116)
Total deferred tax liabilities	(542)	(622)
Net deferred tax liabilities	$(291)	$(332)
The tax basis of REIT assets, excluding investments in TRSs, is greater than the amounts reported for such assets in the accompanying consolidated balance sheet by approximately $3.1 billion as of December 31, 2024.
Our accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of our deferred tax assets in each taxing jurisdiction. After considering evidence such as the nature, frequency and severity of current and cumulative financial reporting losses, the sources of future taxable income, taxable income in carryback years permitted by the tax laws and tax planning strategies, we concluded that valuation allowances were required in certain jurisdictions. The operations in most of the jurisdictions for which a valuation allowance has been established have a history of significant losses as of December 31, 2024. As such, we do not believe these operations have established a sustained history of profitability and that a valuation allowance is, therefore, necessary. We also provided a valuation allowance against certain gross deferred tax assets in certain taxing jurisdictions as these deferred tax assets are not expected to be realizable in the foreseeable future.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Changes in the valuation allowance for deferred tax assets for the years ended December 31 are as follows (in millions):

	2024	2023	2022
Beginning balance	$221	$167	$101
Amounts from acquisitions	—	10	13
Amounts recognized into income	6	(2)	23
Current increase	57	44	37
Impact of foreign currency exchange	(7)	2	(7)
Ending balance	$277	$221	$167
Our net operating loss carryforwards for federal, state and foreign tax purposes which expire, if not utilized, at various intervals from 2025, are outlined below (in millions):

Expiration Date	Federal	State	Foreign (1) (2)	Total
2025	$1	$—	$8	$9
2026 to 2028	2	—	50	52
2029 to 2031	—	—	26	26
2032 to 2034	—	—	49	49
2035 to 2037	3	—	20	23
2038 to 2040	—	4	55	59
Thereafter	239	92	570	901
	$245	$96	$778	$1,119

(1)In certain jurisdictions, the net operating loss carryforwards can only be used to offset a percentage of taxable income in a given year.
(2)If certain substantial changes in the entity's ownership occur, there may be a limitation on the amount of the carryforwards that can be utilized.
As of December 31, 2024, we had tax credit carryforwards of $6 million, which expire if not utilized, from 2025 to 2031. We also had capital losses of $7 million, which can be carried forward indefinitely.
The beginning and ending balances of our unrecognized tax benefits are reconciled below for the years ended December 31 (in millions):

	2024	2023	2022
Beginning balance	$70	$89	$148
Gross increases related to prior year tax positions	—	3	1
Gross decreases related to prior year tax positions	(12)	(17)	(43)
Gross increases related to current year tax positions	7	5	7
Decreases resulting from expiration of statute of limitation	(7)	(10)	(12)
Decreases resulting from settlements	(1)	—	(12)
Ending balance	$57	$70	$89
We recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. We accrued $5 million, $7 million, and $7 million for interest and penalties as of December 31, 2024, 2023 and 2022, respectively.
The unrecognized tax benefits of $57 million as of December 31, 2024, if subsequently recognized, will affect our effective tax rate favorably at the time when such a benefit is recognized.
Due to various tax years open for examination and the ongoing tax audits and inquiries by the tax authorities in different jurisdictions, it is reasonably possible that the balance of unrecognized tax benefits could significantly

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
increase or decrease over the next 12 months as we may be subject to additional examinations by the tax authorities, conclude tax settlements or experience a lapse in a statute of limitations. We are currently unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.
In general, our income tax returns for the years from 2021 through the current year remain open to examination by federal and state taxing authorities. In addition, our tax years of 2018 through the current year remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which we have major operations.
14.    Commitments and Contingencies
Purchase Commitments
As a result of our various IBX data center expansion projects, as of December 31, 2024, we were contractually committed for approximately $2.9 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of December 31, 2024, such as commitments to purchase power in select locations through 2025 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2025 and thereafter. Such other miscellaneous purchase commitments totaled approximately $2.1 billion as of December 31, 2024. For further information on our equity method investment commitments and lease commitments, see Note 5 and Note 9, respectively, above.
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
We are and may continue to be party to certain legal and regulatory proceedings with respect to various matters. We evaluate the likelihood of an unfavorable outcome of all legal and regulatory proceedings to which we are a party. Contingent liabilities are accrued when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and external legal counsel. Loss contingencies are generally recorded in other current liabilities in the consolidated balance sheets and legal costs are expensed as incurred and are recorded in general and administrative expenses in the consolidated statement of operations.
On March 20, 2024, the Company received a subpoena from the U.S. Attorney’s Office for the Northern District of California. On April 30, 2024, the Company received a subpoena from the Securities and Exchange Commission. The Company is cooperating fully with both government agencies.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
On May 2, 2024, a putative stockholder class action was filed against the Company and certain of our officers in the United States District Court for the Northern District of California. The named plaintiff alleges violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5, and Section 20(a) of the Exchange Act, on the basis that the defendants allegedly made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified damages, attorneys' fees, other expenses and costs. We filed a motion to dismiss the lawsuit on October 10, 2024. The motion was granted in part on January 6, 2025. We intend to continue to defend the lawsuit.
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
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2024.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection with matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of December 31, 2024.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of December 31, 2024.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. While we have purchased insurance that could limit our exposure, our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of December 31, 2024.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into credit facility agreements with a group of lenders under which it could borrow up to approximately $1.3 billion in total at the exchange rate in effect on December 31, 2024, with such facilities maturing in 2025 and 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with guarantees covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under these credit facilities, up to a limit of $283 million in total at the exchange rate in effect on December 31, 2024. As of December 31, 2024, the maximum potential amount of our future payments under these guarantees was approximately $246 million, at the exchange rates in effect on that date. We and our co-investor entered into an ancillary agreement to allocate funding under the credit facility agreement for use by our AMER 1 Joint Venture. As of December 31, 2024, $9 million of the guarantees related to the AMER 1 Joint Venture. Our estimated fair value of these guarantees is minimal as the likelihood of making a payout under the guarantees is remote.
15.    Related Party Transactions
Joint Venture Related Party Transactions
Concurrent with the closing of the AMER 2 Joint Venture, we entered into a loan agreement (the "AMER 2 Loan") with the AMER 2 Joint Venture, as a lender, with a maximum commitment of $392 million and a maturity date of April 10, 2028. We received an upfront fee of $4 million in connection with the origination of the loan, and earn interest at a contractual rate of 10% per annum on the drawn portion plus an unused commitment fee of 0.75% per annum on the undrawn portion, each payable quarterly. The term of the loan may be extended at the option of the borrower for one additional year subject to an extension fee, and may be prepaid subject to a penalty if such prepayment occurs within the first 18 months of issuance. The AMER 2 Loan is secured by the assets of the AMER 2 Joint Venture, including the SV12 data center site. The equity partners of the AMER 2 Joint Venture have provided limited guarantees in connection with the AMER 2 Loan, which require payments to the lender proportionately upon certain occurrences, such as a shortfall in capital necessary to complete construction or to make interest payments. Additionally, the equity partners may be liable for repayment of up to the entire debt balance upon the occurrence of certain adverse acts such as a non-permitted transfer of the SV12 data center site. The AMER 2 Loan was negotiated at arm's length. We have assessed the credit risk associated with the AMER 2 Loan to be low and the allowance for credit loss as of December 31, 2024 is insignificant. The maximum amount of credit loss we are exposed to is the outstanding principal, plus accrued interest and unused commitment fees. As of December 31, 2024, the total amount outstanding under the AMER 2 Loan, net of the unamortized upfront fee, was $258 million. Additional amounts may be drawn down by the borrower periodically as needed for the continuation of development and other working capital needs.
We have lease arrangements and provide various services to the EMEA 1 Joint Venture and the VIE Joint Ventures (collectively, the "Joint Ventures") through multiple agreements, including sales and marketing, development management, facilities management, asset management and procurement service agreements. These transactions are generally considered to have been negotiated at arm's length.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the income and expenses from these arrangements with the Joint Ventures in our consolidated statements of operations (in millions):

		Years Ended December 31,
Related Party	Nature of Transaction	2024	2023	2022
EMEA 1 Joint Venture	Income	$27	$29	$39
EMEA 1 Joint Venture	Expenses (1)	16	18	8
VIE Joint Ventures (2)	Income (3)	257	107	40

(1)Primarily consists of rent expenses for a sub-lease agreement with the EMEA 1 Joint Venture for a London data center with a remaining lease term of approximately 15-years as of December 31, 2024.
(2)Expenses from transactions with VIE Joint Ventures were insignificant for the years ended December 31, 2024, 2023 and 2022.
(3)Primarily consists of revenues related to lease and services arrangements as described above and also includes interest income earned on the AMER 2 Loan for the year ended December 31, 2024 of $17 million.
We have also sold certain data center facilities to our Joint Ventures and recognized gains or losses on asset sales as described in Note 5.
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our consolidated balance sheets (in millions):

	EMEA 1 Joint Venture		VIE Joint Ventures
	As of December 31,		As of December 31,
Balance Sheet	2024	2023	2024	2023
Accounts receivable, net	$4	$19	$50	$23
Other current assets (1)	19	19	128	43
Property, plant and equipment, net (2)	145	97	74	72
Operating lease right-of-use assets	2	2	2	2
Other assets (3)	—	—	302	21
Other current liabilities	5	9	10	6
Finance lease liabilities	164	111	78	75
Operating lease liabilities	2	2	2	2
Other liabilities (4)	48	50	11	—

(1)The balance primarily relates to contract assets and other receivables.
(2)The balance relates to finance lease right-of-use assets.
(3)As of December 31, 2024, the balance primarily relates to the AMER 2 Loan receivable. As of December 31, 2023, the balance primarily relates to contract assets and other receivables.
(4)The balance primarily relates to the obligation to pay for future construction for certain sites sold as a part of the EMEA 1 Joint Venture transaction.
Other Related Party Transactions
We have several significant stockholders and other related parties that are also customers and/or vendors. Our other related party transaction activity was as follows (in millions):

	Years ended December 31,
	2024	2023	2022
Revenues	$218	$310	$236
Costs and services	18	38	59

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2024	2023
Accounts receivable, net	$15	$33
Accounts payable	4	—
16.    Restructuring and Other Exit Activities
Q4 2024 Restructuring Plan
In November 2024, we initiated a restructuring plan to realign the organization and enable further investment in key priority areas (the "Q4 2024 Restructuring Plan"), resulting in costs of $27 million being incurred during the year ended December 31, 2024. The activities under the Q4 2024 Restructuring Plan were substantially completed by December 31, 2024.
Equinix Metal Wind Down
In November 2024, we announced the decision to make Equinix Metal no longer commercially available as a product and to wind down operations that support this product by June 2026 (the "Equinix Metal Wind Down"). As a result of the Equinix Metal Wind Down, we expect to incur costs of approximately $10 million to $14 million, with $4 million of these costs incurred during the year ended December 31, 2024. We expect substantially all costs under this plan to be incurred and paid by the end of the fourth quarter of 2026. The actual amounts and timing of incremental costs and cash payments may differ from these estimates should we make further decisions which impact the execution of these activities. In addition, we recorded an impairment charge of $160 million associated with the Equinix Metal Wind Down during the year ended December 31, 2024, as described in Note 17.
The following table summarizes costs incurred under the Q4 2024 Restructuring Plan and the Equinix Metal Wind Down, which are included in restructuring charges in our Consolidated Statements of Operations, during the year ended December 31, 2024 (in millions):

Nature of expense	Q4 2024 Restructuring Plan	Equinix Metal Wind Down	Total (1)
Severance and other employee costs	$19	$4	$23
Stock-based compensation expense	3	—	3
Other exit costs	5	—	5
Total	$27	$4	$31

(1)Total restructuring charges were incurred in each of our three regions with $21 million in the Americas, $6 million in EMEA and $4 million in Asia-Pacific.
The following table summarizes the activity in our restructuring accrual, included in other current liabilities in our Consolidated Balance Sheets, for the year ended December 31, 2024 (in millions):

	Q4 2024 Restructuring Plan	Equinix Metal Wind Down	Total
Beginning balance	$—	$—	$—
Charges (1)	24	4	28
Cash payments	(11)	(2)	(13)
Ending balance	$13	$2	$15

(1)Excludes stock-based compensation expense which represents non-cash transactions.
We had no restructuring activity during the years ended December 31, 2023 and 2022.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
17.    Impairment Charges
Equinix Metal Wind Down
During the fourth quarter of 2024, we identified an indicator that certain assets supporting the sale of our Equinix Metal products may be impaired due to the Equinix Metal Wind Down as described in Note 16. We evaluated the fair value of the asset group, which consisted primarily of hardware, internal-use software, and customer relationships, by determining the fair value in exchange for each class of assets and determined that the carrying amount exceeded the fair value. The significant inputs and assumptions used in the estimate of fair value include broker estimates and liquidation value assumptions. These measurements were classified within Level 3 of the fair value hierarchy as they are not observable. We recorded impairment charges of $131 million and $29 million on property, plant and equipment and intangible assets, respectively, during the fourth quarter of 2024. These impairment charges were recorded in each of our three regions with $127 million in the Americas, $19 million in EMEA and $14 million in Asia-Pacific.
Hong Kong IBX
During the fourth quarter of 2024, we identified an indicator that an IBX asset group in the Asia-Pacific region may be impaired due to current and projected future losses at the site. We evaluated the fair value of the asset group, which consisted primarily of operating lease right-of-use assets, leasehold improvements, and personal property, and determined that the carrying amount exceeded the fair value. The fair value of the right-of-use assets were determined using the income approach. The significant inputs and assumptions used in the estimates of fair value include market rent and sublease rental adjustments. The fair values of the leasehold improvements and personal property were determined based on their fair values in exchange. The significant inputs and assumptions used in the estimate of fair value include broker estimates and liquidation value assumptions. These measurements were classified within Level 3 of the fair value hierarchy as they are not observable. We recorded impairment charges of $38 million and $35 million on operating lease right-of-use assets and property, plant and equipment, respectively, in the Asia-Pacific region during the fourth quarter of 2024.
18.    Segment Information
While we have one primary line of business, which is the design, build-out and operation of IBX data centers, we have determined that we have three reportable segments comprised of our Americas, EMEA and Asia-Pacific geographic regions. Each of our three reportable segments are managed by regional presidents and require unique strategies due to the varying microeconomic and macroeconomic conditions within each region. Our chief executive officer is our chief operating decision maker and evaluates performance, makes operating decisions and allocates resources primarily based on our revenues and adjusted EBITDA, both on a consolidated basis and for these three reportable segments. Intercompany transactions between segments are excluded for management reporting purposes.
We define adjusted EBITDA, our measure of segment profit or loss, as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies, except that segment expenses exclude depreciation, amortization and accretion expense and stock-based compensation expense, consistent with the definition of adjusted EBITDA.
The following tables present segment information, including revenue information disaggregated by product lines and segment adjusted EBITDA, and a reconciliation to total consolidated income before income taxes (in millions):

	Year Ended December 31, 2024
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$2,474	$2,235	$1,349	$6,058
Interconnection	885	340	294	1,519
Managed infrastructure	261	138	68	467
Other (1)	27	99	14	140
Recurring revenues	3,647	2,812	1,725	8,184

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-recurring revenues	215	155	194	564
Total revenues (2)	$3,862	$2,967	$1,919	$8,748
Less:
Segment cost of revenues	1,158	1,190	635	2,983
Other segment items (3)	995	399	274	1,668
Segment adjusted EBITDA	1,709	1,378	1,010	4,097
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				(2,011)
Stock-based compensation expense				(462)
Transaction costs				(50)
Restructuring charges				(31)
Impairment charges				(233)
Gain on asset sales				18
Interest income				137
Interest expense				(457)
Other expense				(17)
Loss on debt extinguishment				(16)
Income before income taxes				$975

(1)    Includes some leasing and hedging activities.
(2)    Total revenues attributed to the U.S. were $3.3 billion. There was no other country from which we derived revenues that exceeded 10% of our total revenues and no single customer accounted for 10% or greater of our accounts receivable or revenues as at or for the year ended December 31, 2024.
(3)    Other segment items for each reportable segment are comprised of general and administrative and sales and marketing expenses, excluding stock-based compensation expense and depreciation, amortization and accretion expense.

	Year Ended December 31, 2023
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$2,364	$2,112	$1,289	$5,765
Interconnection	821	308	266	1,395
Managed infrastructure	250	130	72	452
Other (1)	22	98	13	133
Recurring revenues	3,457	2,648	1,640	7,745
Non-recurring revenues	160	190	93	443
Total revenues (2)	$3,617	$2,838	$1,733	$8,188
Less:
Segment cost of revenues	1,047	1,199	624	2,870
Other segment items (3)	956	388	272	1,616
Segment adjusted EBITDA	1,614	1,251	837	3,702

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense	(1,844)
Stock-based compensation expense	(407)
Transaction costs	(13)
Gain on asset sales	5
Interest income	94
Interest expense	(402)
Other expense	(11)
Income before income taxes	$1,124

(1)    Includes some leasing and hedging activities.
(2)    Total revenues attributed to the U.S. and the United Kingdom were $3.1 billion and $822 million, respectively. There was no other country from which we derived revenues that exceeded 10% of our total revenues and no single customer accounted for 10% or greater of our accounts receivable or revenues as at or for the year ended December 31, 2023.
(3)    Other segment items for each reportable segment are comprised of general and administrative and sales and marketing expenses, excluding stock-based compensation expense and depreciation, amortization and accretion expense.

	Year Ended December 31, 2022
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$2,188	$1,744	$1,151	$5,083
Interconnection	756	268	244	1,268
Managed infrastructure	218	119	78	415
Other (1)	21	75	9	105
Recurring revenues	3,183	2,206	1,482	6,871
Non-recurring revenues	166	136	90	392
Total revenues (2)	$3,349	$2,342	$1,572	$7,263
Less:
Segment cost of revenues	994	866	574	2,434
Other segment items (3)	833	368	258	1,459
Segment adjusted EBITDA	1,522	1,108	740	3,370
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				(1,740)
Stock-based compensation expense				(404)
Transaction costs				(22)
Loss on asset sales				(4)
Interest income				36
Interest expense				(356)
Other expense				(51)
Income before income taxes				$829

(1)    Includes some leasing and hedging activities.
(2)    Total revenues attributed to the U.S. were $2.9 billion. There was no other country from which we derived revenues that exceeded 10% of our total revenues and no single customer accounted for 10% or greater of our accounts receivable or revenues as at or for the year ended December 31, 2022.
(3)    Other segment items for each reportable segment are comprised of general and administrative and sales and marketing expenses, excluding stock-based compensation expense and depreciation, amortization and accretion expense.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We provide the following additional segment disclosures for the years ended December 31 (in millions):

	2024	2023	2022
Depreciation and amortization:
Americas	$1,119	$1,001	$933
EMEA	530	501	458
Asia-Pacific	360	343	346
Total	$2,009	$1,845	$1,737

Capital expenditures:
Americas	$1,838	$1,627	$1,139
EMEA	808	717	751
Asia-Pacific	420	437	388
Total	$3,066	$2,781	$2,278
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, were located in the following geographic regions as of December 31 (in millions):

	Property, plant and equipment, net		Operating lease right-of-use assets
	2024	2023	2024	2023
Americas (1)	$9,193	$8,611	$389	$421
EMEA	6,405	6,321	398	368
Asia-Pacific	3,651	3,669	632	660
Total	$19,249	$18,601	$1,419	$1,449

(1)Property, plant and equipment, net of $7.2 billion and $6.7 billion and operating lease right-of-use assets of $368 million and $398 million were located in the U.S. as of December 31, 2024 and 2023, respectively.
19.    Subsequent Events
Declaration of dividends
On February 12, 2025, we declared a quarterly cash dividend of $4.69 per share, which is payable on March 19, 2025 to our common stockholders of record as of the close of business on February 26, 2025.

EQUINIX, INC.
Schedule III - Schedule of Real Estate and Accumulated Depreciation
As of December 31, 2024
(in millions)

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease (2)		Total Costs
	Encumbrances	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Accumulated Depreciation (4)	Date of Acquisition or Lease (5)
Americas:
AT1 ATLANTA (METRO)	$—	$—	$—	$—	$309	$—	$309	$(116)	2010
AT4 ATLANTA (METRO)	—	5	20	—	31	5	51	(21)	2017
BG1 BOGOTÁ (METRO), COLOMBIA	—	—	9	1	11	1	20	(8)	2017
BG2 BOGOTÁ (METRO), COLOMBIA	—	4	—	—	46	4	46	(3)	2021
BO2 BOSTON (METRO)	—	3	30	(1)	44	2	74	(25)	2017
CH1 CHICAGO (METRO)	—	—	—	—	122	—	122	(90)	1999
CH2 CHICAGO (METRO)	—	—	—	—	90	—	90	(37)	2005
CH3 CHICAGO (METRO)	—	10	—	—	357	10	357	(184)	2006
CH4 CHICAGO (METRO)	—	—	—	—	148	—	148	(32)	2009
CH7 CHICAGO (METRO)	—	1	11	—	11	1	22	(9)	2017
CL1 CALGARY (METRO), CANADA	—	—	12	—	6	—	18	(9)	2020
CL2 CALGARY (METRO), CANADA	—	—	14	—	3	—	17	(9)	2020
CL3 CALGARY (METRO), CANADA	—	7	69	—	55	7	124	(25)	2020
CU1 CULPEPER (METRO)	—	1	38	—	7	1	45	(24)	2017
CU2 CULPEPER (METRO)	—	1	48	—	17	1	65	(30)	2017
CU3 CULPEPER (METRO)	—	1	37	—	16	1	53	(23)	2017
CU4 CULPEPER (METRO)	—	1	28	—	39	1	67	(22)	2017
DA1 DALLAS (METRO)	—	—	—	—	74	—	74	(45)	2000
DA2 DALLAS (METRO)	—	—	—	—	84	—	84	(43)	2010
DA3 DALLAS (METRO)	—	—	—	—	103	—	103	(53)	2010
DA4 DALLAS (METRO)	—	—	—	—	18	—	18	(13)	2010
DA6 DALLAS (METRO)	—	—	21	—	191	—	212	(76)	2012
DA7 DALLAS (METRO)	—	—	—	—	33	—	33	(25)	2015
DA9 DALLAS (METRO)	—	1	15	—	9	1	24	(11)	2017
DA11 DALLAS (METRO)	—	—	—	69	440	69	440	(48)	2018
INFOMART BUILDING DALLAS (METRO)	—	24	338	4	34	28	372	(74)	2018
DC1 WASHINGTON, D.C. (METRO)	—	—	—	—	6	—	6	(4)	1999
DC2 WASHINGTON, D.C. (METRO)	—	—	—	5	191	5	191	(101)	1999
DC3 WASHINGTON, D.C. (METRO)	—	—	37	—	57	—	94	(62)	2004
DC4 WASHINGTON, D.C. (METRO)	—	2	7	—	42	2	49	(30)	2005
DC5 WASHINGTON, D.C. (METRO)	—	1	5	—	47	1	52	(29)	2005
DC6 WASHINGTON, D.C. (METRO)	—	1	5	—	95	1	100	(67)	2005
DC7 WASHINGTON, D.C. (METRO)	—	—	—	—	18	—	18	(17)	2010

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease (2)		Total Costs
	Encumbrances	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Accumulated Depreciation (4)	Date of Acquisition or Lease (5)
DC10 WASHINGTON, D.C. (METRO)	—	—	45	—	65	—	110	(101)	2011
DC11 WASHINGTON, D.C. (METRO)	—	1	5	—	189	1	194	(98)	2005
DC12 WASHINGTON, D.C. (METRO)	—	—	102	—	84	—	186	(66)	2017
DC13 WASHINGTON, D.C. (METRO)	—	6	25	—	29	6	54	(23)	2017
DC14 WASHINGTON, D.C. (METRO)	—	3	34	—	19	3	53	(21)	2017
DC15 WASHINGTON, D.C. (METRO)	—	2	—	2	210	4	210	(45)	2018
DC16 WASHINGTON, D.C. (METRO)	—	—	—	—	341	—	341	(11)	2022
DC21 WASHINGTON, D.C. (METRO)	—	2	—	—	324	2	324	(37)	2019
DC97 WASHINGTON, D.C. (METRO)	—	—	2	—	3	—	5	(2)	2017
DE1 DENVER (METRO)	—	—	—	—	11	—	11	(9)	2010
DE2 DENVER (METRO)	—	5	23	—	37	5	60	(27)	2017
HO1 HOUSTON (METRO)	—	1	24	—	38	1	62	(25)	2017
KA1 KAMLOOPS (METRO), CANADA	—	3	47	—	27	3	74	(15)	2020
LA1 LOS ANGELES (METRO)	—	—	—	—	112	—	112	(88)	1999
LA2 LOS ANGELES (METRO)	—	—	—	—	11	—	11	(10)	2000
LA3 LOS ANGELES (METRO)	—	—	35	4	22	4	57	(52)	2005
LA4 LOS ANGELES (METRO)	—	19	138	—	63	19	201	(105)	2009
LA7 LOS ANGELES (METRO)	—	8	34	—	58	8	92	(29)	2017
LM1 LIMA (METRO), PERU	—	5	9	—	5	5	14	(2)	2022
MI1 MIAMI (METRO)	—	19	127	—	218	19	345	(120)	2017
MI2 MIAMI (METRO)	—	—	—	—	22	—	22	(18)	2010
MI3 MIAMI (METRO)	—	—	—	—	35	—	35	(27)	2012
MI6 MIAMI (METRO)	—	5	23	—	14	5	37	(17)	2017
MO1 MONTERREY (METRO), MEXICO	—	—	3	—	12	—	15	(4)	2020
MT1 MONTREAL (METRO), CANADA	—	—	77	34	72	34	149	(31)	2020
MT2 MONTREAL (METRO), CANADA	—	3	58	—	37	3	95	(13)	2022
MX1 MEXICO CITY (METRO), MEXICO	—	1	54	—	53	1	107	(22)	2020
MX2 MEXICO CITY (METRO), MEXICO	—	1	16	—	118	1	134	(14)	2020
NY1 NEW YORK (METRO)	—	—	—	—	75	—	75	(56)	1999
NY2 NEW YORK (METRO)	—	—	—	18	209	18	209	(144)	2000
NY3 NEW YORK (METRO)	—	—	—	38	391	38	391	(15)	2022
NY4 NEW YORK (METRO)	—	—	—	—	387	—	387	(243)	2006
NY5 NEW YORK (METRO)	—	—	—	—	324	—	324	(139)	2010
NY6 NEW YORK (METRO)	—	—	—	—	104	—	104	(34)	2010
NY7 NEW YORK (METRO)	—	—	25	—	149	—	174	(141)	2010
NY9 NEW YORK (METRO)	—	—	—	—	59	—	59	(32)	2010
NY11 NEW YORK (METRO)	—	2	59	—	141	2	200	(44)	2017
NY13 NEW YORK (METRO)	—	—	32	8	7	8	39	(25)	2017

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease (2)		Total Costs
	Encumbrances	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Accumulated Depreciation (4)	Date of Acquisition or Lease (5)
OT1 OTTAWA (METRO), CANADA	—	1	39	—	3	1	42	(11)	2020
PH1 PHILADELPHIA (METRO)	—	—	—	—	45	—	45	(28)	2010
RJ1 RIO DE JANEIRO (METRO), BRAZIL	—	—	—	—	20	—	20	(16)	2011
RJ2 RIO DE JANEIRO (METRO), BRAZIL	—	—	2	1	85	1	87	(31)	2012
RJ3 RIO DE JANEIRO (METRO), BRAZIL	—	5	49	—	—	5	49	—	2018
SE2 SEATTLE (METRO)	—	—	—	—	31	—	31	(28)	2010
SE3 SEATTLE (METRO)	—	—	2	—	102	—	104	(83)	2011
SE4 SEATTLE (METRO)	—	4	13	—	85	4	98	(23)	2017
SJ1 SAINT JOHN (METRO), CANADA	—	—	14	—	2	—	16	(4)	2020
SP1 SÃO PAULO (METRO), BRAZIL	—	—	10	—	24	—	34	(23)	2011
SP2 SÃO PAULO (METRO), BRAZIL	—	—	—	3	48	3	48	(34)	2011
SP3 SÃO PAULO (METRO), BRAZIL	—	7	73	—	172	7	245	(72)	2017
SP4 SÃO PAULO (METRO), BRAZIL	—	—	22	6	92	6	114	(35)	2017
ST1 SANTIAGO (METRO), CHILE	—	2	25	—	13	2	38	(6)	2022
ST2 SANTIAGO (METRO), CHILE	—	2	12	—	38	2	50	(3)	2022
ST3 SANTIAGO (METRO), CHILE	—	1	10	—	9	1	19	(4)	2022
ST4 SANTIAGO (METRO), CHILE	—	—	5	—	7	—	12	(2)	2022
SV1 SILICON VALLEY (METRO)	—	—	—	16	153	16	153	(113)	1999
SV2 SILICON VALLEY (METRO)	—	—	—	—	161	—	161	(120)	2003
SV3 SILICON VALLEY (METRO)	—	—	—	—	82	—	82	(51)	1999
SV4 SILICON VALLEY (METRO)	—	—	—	—	113	—	113	(43)	2005
SV5 SILICON VALLEY (METRO)	—	6	99	—	109	6	208	(118)	2010
SV8 SILICON VALLEY (METRO)	—	—	—	—	158	—	158	(61)	2010
SV10 SILICON VALLEY (METRO)	—	13	124	—	97	13	221	(75)	2017
SV11 SILICON VALLEY (METRO)	—	—	—	—	235	—	235	(28)	2019
SV14 SILICON VALLEY (METRO)	—	4	6	—	4	4	10	(5)	2017
SV15 SILICON VALLEY (METRO)	—	8	23	—	7	8	30	(15)	2017
SV16 SILICON VALLEY (METRO)	—	4	15	—	4	4	19	(10)	2017
SV17 SILICON VALLEY (METRO)	—	—	17	—	3	—	20	(19)	2017
TR1 TORONTO (METRO), CANADA	—	—	—	—	81	—	81	(39)	2010
TR2 TORONTO (METRO), CANADA	—	—	21	94	145	94	166	(50)	2015
TR4 TORONTO (METRO), CANADA	—	—	14	—	4	—	18	(14)	2020
TR5 MARKHAM (METRO), CANADA	—	—	25	—	2	—	27	(14)	2020
TR6 BRAMPTON (METRO), CANADA	—	9	59	2	97	11	156	(15)	2020
TR7 BRAMPTON (METRO), CANADA	—	9	72	—	28	9	100	(29)	2020
VA1 BURNABY (METRO), CANADA	—	—	5	—	6	—	11	(5)	2020
WI1 WINNIPEG (METRO), CANADA	—	—	57	—	6	—	63	(8)	2020
OTHERS (6)	—	87	55	154	337	241	392	(70)	Various

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease (2)		Total Costs
	Encumbrances	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Accumulated Depreciation (4)	Date of Acquisition or Lease (5)

EMEA:
AB1 ABIDJAN (METRO), CÔTE D'IVOIRE	—	—	1	—	5	—	6	(1)	2022
AC1 ACCRA (METRO), GHANA	—	—	1	—	7	—	8	(2)	2022
AD1 ABU DHABI (METRO), UNITED ARAB EMIRATES	—	—	—	—	76	—	76	(34)	2017
AM1 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	85	—	85	(53)	2008
AM2 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	78	—	78	(39)	2008
AM3 AMSTERDAM (METRO), THE NETHERLANDS	—	—	27	—	121	—	148	(79)	2011
AM4 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	206	—	206	(64)	2016
AM5 AMSTERDAM (METRO), THE NETHERLANDS	—	—	92	—	8	—	100	(46)	2016
AM6 AMSTERDAM (METRO), THE NETHERLANDS	—	7	51	—	91	7	142	(50)	2016
AM7 AMSTERDAM (METRO), THE NETHERLANDS	—	—	7	3	153	3	160	(49)	2016
AM8 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	12	—	12	(8)	2016
AM11 AMSTERDAM (METRO), THE NETHERLANDS	—	—	6	—	13	—	19	(7)	2019
BA1 BARCELONA (METRO), SPAIN	—	—	9	—	28	—	37	(25)	2017
BA2 BARCELONA (METRO), SPAIN	—	8	52	—	—	8	52	—	2021
BX1 BORDEAUX (METRO), FRANCE	—	2	4	—	95	2	99	(6)	2020
DB1 DUBLIN (METRO), IRELAND	—	—	—	3	25	3	25	(6)	2016
DB2 DUBLIN (METRO), IRELAND	—	—	12	1	21	1	33	(16)	2016
DB3 DUBLIN (METRO), IRELAND	—	3	54	—	25	3	79	(35)	2016
DB4 DUBLIN (METRO), IRELAND	—	—	27	7	20	7	47	(16)	2016
DU1 DÜSSELDORF (METRO), GERMANY	—	—	—	7	34	7	34	(19)	2000
DX1 DUBAI (METRO), UNITED ARAB EMIRATES	—	—	—	—	96	—	96	(66)	2008
DX2 DUBAI (METRO), UNITED ARAB EMIRATES	—	—	—	—	1	—	1	(1)	2017
DX3 DUBAI (METRO), UNITED ARAB EMIRATES	—	7	—	—	74	7	74	(5)	2020
EN1 ENSCHEDE (METRO), THE NETHERLANDS	—	—	—	—	39	—	39	(25)	2008
FR2 FRANKFURT (METRO), GERMANY	—	—	—	17	582	17	582	(207)	2007
FR4 FRANKFURT (METRO), GERMANY	—	11	9	—	102	11	111	(51)	2009
FR5 FRANKFURT (METRO), GERMANY	30	—	—	13	252	13	252	(82)	2012
FR6 FRANKFURT (METRO), GERMANY	—	—	—	—	133	—	133	(54)	2016
FR7 FRANKFURT (METRO), GERMANY	—	—	44	—	47	—	91	(47)	2016
FR8 FRANKFURT (METRO), GERMANY	—	19	58	—	172	19	230	(17)	2020

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease (2)		Total Costs
	Encumbrances	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Accumulated Depreciation (4)	Date of Acquisition or Lease (5)
FR13 FRANKFURT (METRO), GERMANY	—	—	—	—	105	—	105	(5)	2021
GN1 GENOA (METRO), ITALY	—	—	2	—	20	—	22	(2)	2020
GV1 GENEVA (METRO), SWITZERLAND	—	—	—	—	27	—	27	(16)	2004
GV2 GENEVA (METRO), SWITZERLAND	—	—	—	—	83	—	83	(33)	2009
HE3 HELSINKI (METRO), FINLAND	—	—	—	—	16	—	16	(11)	2016
HE4 HELSINKI (METRO), FINLAND	—	—	29	—	6	—	35	(28)	2016
HE5 HELSINKI (METRO), FINLAND	—	—	8	5	19	5	27	(11)	2016
HE6 HELSINKI (METRO), FINLAND	—	—	17	1	38	1	55	(23)	2016
HE7 HELSINKI (METRO), FINLAND	—	7	7	1	66	8	73	(16)	2018
HH1 HAMBURG (METRO), GERMANY	—	4	5	—	72	4	77	(13)	2018
IL2 ISTANBUL (METRO), TURKEY	—	14	39	—	73	14	112	(24)	2017
IL4 ISTANBUL (METRO), TURKEY	—	—	60	—	2	—	62	(1)	2017
JN1 JOHANNESBURG (METRO), SOUTH AFRICA	—	—	—	—	5	—	5	—	2024
LD3 LONDON (METRO), UNITED KINGDOM	—	—	—	—	22	—	22	(17)	2000
LD4 LONDON (METRO), UNITED KINGDOM	—	—	23	—	166	—	189	(83)	2007
LD5 LONDON (METRO), UNITED KINGDOM	—	—	16	—	205	—	221	(121)	2010
LD6 LONDON (METRO), UNITED KINGDOM	—	—	—	—	159	—	159	(67)	2013
LD7 LONDON (METRO), UNITED KINGDOM	—	—	—	2	291	2	291	(56)	2018
LD8 LONDON (METRO), UNITED KINGDOM	—	—	108	57	226	57	334	(75)	2016
LD9 LONDON (METRO), UNITED KINGDOM	—	—	181	—	242	—	423	(142)	2016
LD10 LONDON (METRO), UNITED KINGDOM	—	—	40	—	238	—	278	(50)	2017
LG1 & LG2 LAGOS (METRO), NIGERIA	—	1	12	—	38	1	50	(8)	2022
LS1 LISBON (METRO), PORTUGAL	—	—	7	3	34	3	41	(9)	2017
MA1 MANCHESTER (METRO), UNITED KINGDOM	—	—	—	—	21	—	21	(12)	2016
MA3 MANCHESTER (METRO), UNITED KINGDOM	—	—	45	—	22	—	67	(38)	2016
MA4 MANCHESTER (METRO), UNITED KINGDOM	—	—	7	—	11	—	18	(11)	2016
MA5 MANCHESTER (METRO), UNITED KINGDOM	—	4	7	—	131	4	138	(13)	2020
MD1 MADRID (METRO), SPAIN	—	—	8	—	9	—	17	(9)	2017
MD2 MADRID (METRO), SPAIN	—	—	41	19	103	19	144	(56)	2017
MD6 MADRID (METRO), SPAIN	—	—	—	—	42	—	42	(4)	2022
ML2 MILAN (METRO), ITALY	—	—	—	—	27	—	27	(21)	2016
ML3 MILAN (METRO), ITALY	—	—	—	3	45	3	45	(19)	2016
ML5 MILAN (METRO), ITALY	—	6	21	—	105	6	126	(16)	2019
MU1 MUNICH (METRO), GERMANY	—	—	—	—	35	—	35	(23)	2007
MU3 MUNICH (METRO), GERMANY	—	—	—	—	6	—	6	(4)	2010

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease (2)		Total Costs
	Encumbrances	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Accumulated Depreciation (4)	Date of Acquisition or Lease (5)
MU4 MUNICH (METRO), GERMANY	—	11	35	—	83	11	118	(12)	2020
PA2 & PA3 PARIS (METRO), FRANCE	—	—	30	21	314	21	344	(158)	2007
PA4 PARIS (METRO), FRANCE	—	1	10	—	225	1	235	(110)	2011
PA5 PARIS (METRO), FRANCE	—	—	17	—	9	—	26	(12)	2016
PA6 PARIS (METRO), FRANCE	—	—	—	—	89	—	89	(48)	2016
PA7 PARIS (METRO), FRANCE	—	—	—	—	30	—	30	(22)	2016
PA10 PARIS (METRO), FRANCE	—	—	—	—	166	—	166	(12)	2021
SK1 STOCKHOLM, (METRO), SWEDEN	—	—	15	—	53	—	68	(19)	2016
SK2 STOCKHOLM, (METRO), SWEDEN	—	—	80	3	61	3	141	(50)	2016
SK3 STOCKHOLM, (METRO), SWEDEN	—	—	—	—	48	—	48	(12)	2016
SO1 SOFIA (METRO), BULGARIA	—	—	5	—	4	—	9	(5)	2016
SO2 SOFIA (METRO), BULGARIA	—	3	—	—	27	3	27	(5)	2017
WA1 WARSAW (METRO), POLAND	—	—	6	—	26	—	32	(18)	2016
WA2 WARSAW (METRO), POLAND	—	—	5	—	10	—	15	(8)	2016
WA3 WARSAW (METRO), POLAND	—	2	—	1	67	3	67	(11)	2017
ZH2 ZURICH (METRO), SWITZERLAND	—	—	—	—	6	—	6	(5)	2002
ZH4 ZURICH (METRO), SWITZERLAND	—	—	11	—	56	—	67	(40)	2009
ZH5 ZURICH (METRO), SWITZERLAND	—	—	—	8	253	8	253	(63)	2009
ZW1 ZWOLLE (METRO), THE NETHERLANDS	—	—	—	—	11	—	11	(10)	2008
OTHERS (6)	—	56	18	272	381	328	399	(46)	Various

Asia-Pacific:
AE1 ADELAIDE (METRO), AUSTRALIA	—	2	1	—	3	2	4	(2)	2018
BR1 BRISBANE (METRO), AUSTRALIA	—	3	1	—	4	3	5	(2)	2018
CA1 CANBERRA (METRO), AUSTRALIA	—	—	18	—	5	—	23	(6)	2018
HK1 HONG KONG (METRO), CHINA	—	—	—	—	327	—	327	(148)	2003
HK2 HONG KONG (METRO), CHINA	—	—	—	—	244	—	244	(202)	2010
HK3 HONG KONG (METRO), CHINA	—	—	—	—	191	—	191	(122)	2012
HK4 HONG KONG (METRO), CHINA	—	—	—	—	10	—	10	—	2012
HK5 HONG KONG (METRO), CHINA	—	—	70	—	48	—	118	(47)	2017
JH1 JOHOR (METRO), MALAYSIA	—	3	37	—	5	3	42	(1)	2024
KL1 KUALA LUMPUR (METRO), MALAYSIA	—	—	31	—	15	—	46	(2)	2023
MB1 MUMBAI (METRO), INDIA	—	—	26	—	8	—	34	(9)	2021
MB2 MUMBAI (METRO), INDIA	—	—	57	18	(11)	18	46	(12)	2021
MB4 MUMBAI (METRO), INDIA	—	—	18	—	1	—	19	(2)	2024
ME1 MELBOURNE (METRO), AUSTRALIA	—	13	—	—	89	13	89	(38)	2013
ME2 MELBOURNE (METRO), AUSTRALIA	—	—	—	—	128	—	128	(21)	2018
ME4 MELBOURNE (METRO), AUSTRALIA	—	3	84	—	4	3	88	(36)	2018

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease (2)		Total Costs
	Encumbrances	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Accumulated Depreciation (4)	Date of Acquisition or Lease (5)
ME5 MELBOURNE (METRO), AUSTRALIA	—	6	4	—	8	6	12	(4)	2018
OS1 OSAKA (METRO), JAPAN	—	—	15	—	78	—	93	(51)	2013
OS3 OSAKA (METRO), JAPAN	—	—	—	—	190	—	190	(42)	2020
PE1 PERTH (METRO), AUSTRALIA	—	1	1	—	3	1	4	(1)	2018
PE2 PERTH (METRO), AUSTRALIA	—	—	16	—	15	—	31	(13)	2018
PE3 PERTH (METRO), AUSTRALIA	—	—	—	—	55	—	55	(11)	2020
SG1 SINGAPORE (METRO)	—	—	—	—	297	—	297	(156)	2003
SG2 SINGAPORE (METRO)	—	—	—	—	342	—	342	(265)	2008
SG3 SINGAPORE (METRO)	—	—	35	—	250	—	285	(116)	2013
SG4 SINGAPORE (METRO)	—	—	55	—	154	—	209	(56)	2019
SG5 SINGAPORE (METRO)	—	—	—	—	348	—	348	(61)	2019
SH2 SHANGHAI (METRO), CHINA	—	—	—	—	8	—	8	(6)	2012
SH3 SHANGHAI (METRO), CHINA	—	—	7	—	14	—	21	(10)	2012
SH5 SHANGHAI (METRO), CHINA	—	—	11	—	25	—	36	(22)	2012
SH6 SHANGHAI (METRO), CHINA	—	—	17	—	34	—	51	(15)	2017
SL1 SEOUL (METRO), SOUTH KOREA	—	—	29	—	27	—	56	(28)	2019
SL4 SEOUL (METRO), SOUTH KOREA	—	—	22	—	5	—	27	(3)	2024
SY1 SYDNEY (METRO), AUSTRALIA	—	—	—	73	38	73	38	(24)	2003
SY2 SYDNEY (METRO), AUSTRALIA	—	—	3	—	24	—	27	(22)	2008
SY3 SYDNEY (METRO), AUSTRALIA	—	—	9	—	128	—	137	(95)	2010
SY4 SYDNEY (METRO), AUSTRALIA	—	—	—	—	162	—	162	(80)	2014
SY5 SYDNEY (METRO), AUSTRALIA	—	72	—	—	343	72	343	(45)	2018
SY6 SYDNEY (METRO), AUSTRALIA	—	8	64	—	36	8	100	(22)	2018
SY7 SYDNEY (METRO), AUSTRALIA	—	2	47	—	2	2	49	(14)	2018
TY1 TOKYO (METRO), JAPAN	—	—	—	—	28	—	28	(20)	2000
TY2 TOKYO (METRO), JAPAN	—	—	—	—	100	—	100	(54)	2006
TY3 TOKYO (METRO), JAPAN	—	—	—	—	56	—	56	(38)	2010
TY4 TOKYO (METRO), JAPAN	—	—	—	—	63	—	63	(38)	2012
TY5 TOKYO (METRO), JAPAN	—	—	—	—	45	—	45	(15)	2014
TY6 TOKYO (METRO), JAPAN	—	—	38	—	13	—	51	(42)	2015
TY7 TOKYO (METRO), JAPAN	—	—	13	—	11	—	24	(16)	2015
TY8 TOKYO (METRO), JAPAN	—	—	54	—	10	—	64	(34)	2015
TY9 TOKYO (METRO), JAPAN	—	—	93	—	—	—	93	(74)	2015
TY10 TOKYO (METRO), JAPAN	—	—	66	—	1	—	67	(32)	2015
TY11 TOKYO (METRO), JAPAN	—	—	22	—	207	—	229	(45)	2018
TY15 TOKYO (METRO), JAPAN	—	—	109	—	111	—	220	(4)	2024
OTHERS (6)	—	—	2	76	225	76	227	(27)	Various
TOTAL LOCATIONS	$30	$590	$5,053	$1,072	$21,194	$1,662	$26,247	$(9,639)

(1)     The initial cost was $0 if the lease of the respective IBX was classified as an operating lease.
(2)    Costs capitalized subsequent to acquisition or lease are net of impairments and include the impact of allocations between land and buildings and improvements following the purchase of previously leased assets.
(3)     Building and improvements include all fixed assets except for land.
(4)     Buildings and improvements are depreciated on a straight-line basis over estimated useful live as described in Note 1 within the Consolidated Financial Statements.
(5)     Date of lease or acquisition represents the date we leased the facility or acquired the facility through purchase or acquisition.
(6)    Includes various IBXs that are under initial development and costs incurred at certain central locations supporting various IBX functions.
The aggregate gross cost of our properties for federal income tax purpose approximated $34.0 billion (unaudited) as of December 31, 2024.
The following table reconciles the historical cost of our properties for financial reporting purposes for each of the years ended December 31, 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Gross Fixed Assets:
Balance, beginning of period	$26,614	$23,803	$21,906
Additions (including acquisitions and improvements)	3,266	3,117	3,251
Disposals	(626)	(589)	(544)
Impairment charges (1)	(302)	—	—
Foreign currency transaction adjustments and others	(1,043)	283	(810)
Balance, end of year	$27,909	$26,614	$23,803

Accumulated Depreciation:
Balance, beginning of period	$(9,089)	$(8,095)	$(7,275)
Additions (depreciation expense)	(1,413)	(1,317)	(1,268)
Disposals	317	413	230
Impairment charges (1)	186	—	—
Foreign currency transaction adjustments and others	360	(90)	218
Balance, end of year	$(9,639)	$(9,089)	$(8,095)

(1)     Refer to Note 17 within the Consolidated Financial Statements.