Form 10-Q
period 2025-03-31
EQUINIX INC
filed 2025-04-30
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of April 29, 2025 was 97,818,991.

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

Risks Related to the Macro Environment
•Geopolitical events and political changes contribute to an already complex and evolving regulatory landscape. If we cannot comply with the evolving laws and regulations in the countries in which we operate, we may be subject to litigation and/or sanctions, adverse revenue impacts and increased costs, and our business and results of operations could be negatively impacted.
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
•We have government contracts, which subjects us to revenue risk and certain other risks including early termination, audits, investigations, sanctions and penalties, any of which could have a material adverse effect on our results of operations.
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,950	$3,081
Short-term investments	723	527
Accounts receivable, net of allowance of $20 and $19	1,089	949
Other current assets	743	890
Total current assets	5,505	5,447
Property, plant and equipment, net	20,017	19,249
Operating lease right-of-use assets	1,477	1,419
Goodwill	5,633	5,504
Intangible assets, net	1,388	1,417
Other assets	2,059	2,049
Total assets	$36,079	$35,085
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,105	$1,193
Accrued property, plant and equipment	422	387
Current portion of operating lease liabilities	150	144
Current portion of finance lease liabilities	201	189
Current portion of mortgage and loans payable	5	5
Current portion of senior notes	1,199	1,199
Other current liabilities	245	232
Total current liabilities	3,327	3,349
Operating lease liabilities, less current portion	1,380	1,331
Finance lease liabilities, less current portion	2,155	2,086
Mortgage and loans payable, less current portion	662	644
Senior notes, less current portion	13,898	13,363
Other liabilities	744	760
Total liabilities	22,166	21,533
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	25	25
Common stockholders’ equity (shares in thousands):
Common stock, $0.001 par value per share: 300,000 shares authorized; 97,903 issued and 97,819 outstanding in 2025 and 97,390 issued and 97,287 outstanding in 2024	—	—
Additional paid-in capital	21,186	20,895
Treasury stock, at cost; 84 shares in 2025 and 103 shares in 2024	(32)	(39)
Accumulated dividends	(10,798)	(10,342)
Accumulated other comprehensive loss	(1,559)	(1,735)
Retained earnings	5,092	4,749
Total common stockholders' equity	13,889	13,528
Non-controlling interests	(1)	(1)
Total stockholders’ equity	13,888	13,527
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$36,079	$35,085
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Revenues	$2,225	$2,127
Costs and operating expenses:
Cost of revenues	1,084	1,091
Sales and marketing	229	226
General and administrative	438	444
Restructuring charges	10	—
Transaction costs	6	2
Total costs and operating expenses	1,767	1,763
Income from operations	458	364
Interest income	47	24
Interest expense	(122)	(104)
Other income (expense)	9	(6)
Gain (loss) on debt extinguishment	—	(1)
Income before income taxes	392	277
Income tax expense	(49)	(46)
Net income	343	231
Net (income) loss attributable to non-controlling interests	—	—
Net income attributable to common stockholders	$343	$231
Earnings per share (“EPS”) attributable to common stockholders:
Basic EPS	$3.52	$2.44
Weighted-average shares for basic EPS (in thousands)	97,514	94,665
Diluted EPS	$3.50	$2.43
Weighted-average shares for diluted EPS (in thousands)	97,887	95,156
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Net income	$343	$231
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (“CTA”) gain (loss), net of tax effects of $0 and $0	319	(358)
Net investment hedge CTA gain (loss), net of tax effects of $(1) and $0	(129)	130
Unrealized gain (loss) on cash flow hedges, net of tax effects of $15 and $(6)	(14)	20
Total other comprehensive income (loss), net of tax	176	(208)
Comprehensive income, net of tax	519	23
Net (income) loss attributable to non-controlling interests	—	—
Comprehensive income attributable to common stockholders	$519	$23
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$343	$231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	431	474
Stock-based compensation	113	101
Amortization of intangible assets	48	52
Amortization of debt issuance costs and debt discounts	5	5
Provision for credit loss allowance	3	1
(Gain) loss on debt extinguishment	—	1
Other items	(8)	4
Changes in operating assets and liabilities:
Accounts receivable	(133)	(85)
Income taxes, net	(2)	(9)
Other assets	164	(77)
Operating lease right-of-use assets	42	38
Operating lease liabilities	(39)	(32)
Accounts payable and accrued expenses	(149)	(56)
Other liabilities	(9)	(50)
Net cash provided by operating activities	809	598
Cash flows from investing activities:
Purchases of equity investments	(43)	(3)
Distributions from equity investments	4	—
Purchases of short-term investments	(190)	—
Real estate acquisitions	(17)	(17)
Purchases of other property, plant and equipment	(750)	(707)
Settlement of foreign currency hedges	32	—
Net cash used in investing activities	(964)	(727)
Cash flows from financing activities:
Proceeds from employee equity programs	50	48
Payment of dividends	(468)	(412)
Proceeds from public offering of common stock, net of issuance costs	99	—
Proceeds from senior notes, net of debt discounts	370	—
Repayment of finance lease liabilities	(32)	(31)
Repayment of mortgage and loans payable	(1)	(2)
Debt issuance costs	(3)	—
Net cash provided by (used in) financing activities	15	(397)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	20	(40)
Net decrease in cash, cash equivalents and restricted cash	(120)	(566)
Cash, cash equivalents and restricted cash at beginning of period	3,082	2,096
Cash, cash equivalents and restricted cash at end of period	$2,962	$1,530

Cash and cash equivalents	$2,950	$1,527
Current portion of restricted cash included in other current assets	12	3
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$2,962	$1,530
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
Our condensed consolidated balance sheet data as of December 31, 2024 has been derived from audited consolidated financial statements as of that date. Our condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP"). For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Form 10-K as filed with the SEC on February 12, 2025. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.
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
Our effective tax rates were 12.5% and 16.6% for the three months ended March 31, 2025 and 2024, respectively.
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
In December 2023, FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The ASU is effective for annual reporting periods beginning after December 15, 2024 and should be applied prospectively, with retrospective application and early adoption both permitted. We are currently evaluating the extent of the impact of this ASU on disclosures in our condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accounting Standards Adopted
Segment Reporting
In November 2023, FASB issued ASU 2023-07, Segment Reporting ("Topic 280"): Improvements to Reportable Segment Disclosure. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods within fiscal years beginning after December 15, 2024, with early adoption permitted and retrospective adoption required. We adopted this ASU for the 2024 annual reporting period and the 2025 interim reporting periods. Refer to Note 13 for disclosures required by this ASU.
2.    Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2025	$949	$102	$113	$123	$150
Closing balances as of March 31, 2025	1,089	112	93	130	158
Increase (Decrease)	$140	$10	$(20)	$7	$8

(1)    The net change in our allowance for credit losses was insignificant during the three months ended March 31, 2025.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the three months ended March 31, 2025 from the opening deferred revenue balance as of January 1, 2025 was $34 million.
Remaining performance obligations
As of March 31, 2025, approximately $11.3 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to five years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 65% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployment dates, contract modifications, renewals and/or terminations.
The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power, service fees from xScale® data centers that are based on future events or actual costs incurred in the future, or any contracts that could be terminated without any significant penalties including the majority of interconnection revenues. The remaining performance obligations above include revenues to be recognized in the future related to arrangements where we are considered the lessor.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented ($ in millions except per share data; share data in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$343	$231
Net (income) loss attributable to non-controlling interests	—	—
Net income attributable to common stockholders	$343	$231

Weighted-average shares used to calculate basic EPS	97,514	94,665
Effect of dilutive securities:
Employee equity awards	373	491
Weighted-average shares used to calculate diluted EPS	97,887	95,156

EPS attributable to common stockholders:
Basic EPS	$3.52	$2.44
Diluted EPS	$3.50	$2.43
We have excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 71 and 360 shares for the three months ended March 31, 2025 and 2024, respectively, because their effect would be anti-dilutive (in thousands).
4.    Acquisitions
Pending Acquisition
On July 20, 2024, we entered into an agreement to acquire three data centers in the Philippines from Total Information Management (“TIM”), a leading technology solutions provider in the market, for a stated purchase price of $180 million subject to certain adjustments. The acquisition is expected to close in the third quarter of 2025, subject to customary closing conditions.
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
The following table summarizes our equity method investments, which were included in other assets on the condensed consolidated balance sheets (in millions):

Investee	Ownership Percentage	March 31, 2025	December 31, 2024
EMEA 1 Joint Venture	20%	$133	$131
VIE Joint Ventures (1)	20%	432	374
Other	Various	13	14
Total		$578	$519

(1)Includes investments in the following xScale joint ventures in each of our three regions: "Asia-Pacific 1 Joint Venture", "Asia-Pacific 2 Joint Venture", "Asia-Pacific 3 Joint Venture", "EMEA 2 Joint Venture", "AMER 1 Joint Venture" and "AMER 2 Joint Venture". These investments share a similar purpose, design and nature of assets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Non-VIE Joint Venture
EMEA 1 Joint Venture
The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the three months ended March 31, 2025 and 2024 and was included in other income (expense) on the condensed consolidated statement of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of March 31, 2025, we had future equity contribution commitments of $44 million.
VIE Joint Ventures
The VIE Joint Ventures are considered VIEs because they do not have sufficient funds from operations to be self-sustaining. While we provide certain management services to these joint ventures and earn fees for the performance of such services, the power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between us and our partners. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both Equinix and our partners. We concluded that neither party is deemed to have predominant control over the VIE Joint Ventures and neither party is considered to be the primary beneficiary. Our share of losses of equity method investments from the VIE Joint Ventures was insignificant for the three months ended March 31, 2025 and 2024, and were included in other income (expense) on the condensed consolidated statement of operations.
AMER 2 Joint Venture
On April 10, 2024, we invested in a joint venture to develop and operate an xScale data center in the Americas region (the “AMER 2 Joint Venture”). At closing, we sold the assets and liabilities of the Silicon Valley 12 (“SV12x”) data center site, which were included within our Americas region, for total consideration of $293 million, which was comprised of $246 million of net cash proceeds, a 20% partnership interest in the AMER 2 Joint Venture with a fair value of $26 million, and $21 million of receivables. We recognized a gain of $18 million on the sale of the SV12x data center in the second quarter of 2024.
The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of March 31, 2025 (in millions):

VIE Joint Ventures
Equity Investment	$432
Outstanding Accounts Receivable	83
Other Receivables	40
Contract Assets	109
Loan Commitment (1)	392
Future Equity Contribution Commitments (2)	112
Maximum Future Payments under Debt Guarantees (3)	268
Total	$1,436

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
(3)In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with our guarantees covering 20% of all payments of principal and interest due under the EMEA 2 Joint Venture's credit facility agreements. A portion of the guarantees relates to our AMER 1 Joint Venture. Refer to Note 10.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
AMER 3 Joint Venture
On October 1, 2024, we entered into an agreement to form a joint venture to develop and operate xScale data centers in the Americas region (the "AMER 3 Joint Venture"), subject to regulatory approval and other closing conditions which were satisfied on October 30, 2024. As of March 31, 2025 there have been no equity contributions made to the AMER 3 Joint Venture.
Joint Venture Related Party Transactions
Concurrent with the closing of the AMER 2 Joint Venture, we entered into a loan agreement (the "AMER 2 Loan") with the AMER 2 Joint Venture, as a lender, with a maximum commitment of $392 million and a maturity date of April 10, 2028. We received an upfront fee of $4 million in connection with the origination of the loan, and earn interest at a contractual rate of 10% per annum on the drawn portion plus an unused commitment fee of 0.75% per annum on the undrawn portion, each payable quarterly. The term of the loan may be extended at the option of the borrower for one additional year subject to an extension fee, and may be prepaid subject to a penalty if such prepayment occurs within the first 18 months of issuance. The AMER 2 Loan is secured by the assets of the AMER 2 Joint Venture, including the SV12x data center site. The equity partners of the AMER 2 Joint Venture have provided limited guarantees in connection with the AMER 2 Loan, which require payments to the lender proportionately upon certain occurrences, such as a shortfall in capital necessary to complete construction or to make interest payments. Additionally, the equity partners may be liable for repayment of up to the entire debt balance upon the occurrence of certain adverse acts such as a non-permitted transfer of the SV12x data center site. The AMER 2 Loan was negotiated at arm's length. We have assessed the credit risk associated with the AMER 2 Loan to be low and the allowance for credit loss as of March 31, 2025 is insignificant. The maximum amount of credit loss we are exposed to is the outstanding principal, plus accrued interest and unused commitment fees. As of March 31, 2025, the total amount outstanding under the AMER 2 Loan, net of the unamortized upfront fee, was $258 million. Additional amounts may be drawn down by the borrower periodically as needed for the continuation of development and other working capital needs.
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
The following table presents the income and expenses from these arrangements with the Joint Ventures in our condensed consolidated statements of operations (in millions):

		Three Months Ended March 31,
Related Party	Nature of Transaction	2025	2024
EMEA 1 Joint Venture	Income	$6	$6
EMEA 1 Joint Venture	Expenses (1)	4	4
VIE Joint Ventures	Income (2)	61	38
VIE Joint Ventures	Expenses (3)	2	1

(1)Primarily consists of rent expenses for a sub-lease agreement with the EMEA 1 Joint Venture for a London data center with a remaining lease term of approximately 15-years as of March 31, 2025.
(2)Primarily consists of revenues related to service arrangements as described above and also includes interest income earned on the AMER 2 Loan during the three months ended March 31, 2025 of $7 million.
(3)Primarily consists of rent expenses for lease arrangements with the VIE Joint Ventures.

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
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our condensed consolidated balance sheets (in millions):

	EMEA 1 Joint Venture		VIE Joint Ventures
Balance Sheet	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Accounts receivable, net	$30	$4	$83	$50
Other current assets (1)	19	19	139	128
Property, plant and equipment, net (2)	146	145	73	74
Operating lease right-of-use assets	2	2	29	2
Other assets (3)	—	—	276	302
Other current liabilities	6	5	8	10
Finance lease liabilities	169	164	78	78
Operating lease liabilities	2	2	27	2
Other liabilities (4)	49	48	11	11

(1)The balance primarily relates to contract assets and other receivables.
(2)The balance relates to finance lease right-of-use assets.
(3)The balance primarily relates to the AMER 2 Loan receivable.
(4)The balance primarily relates to the obligation to pay for future construction for certain sites sold as a part of the EMEA 1 Joint Venture transaction.
6.    Derivatives and Hedging Instruments
Derivatives and Other Instruments Designated as Hedging Instruments
Net Investment Hedges
Foreign Currency Debt: We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of March 31, 2025 and December 31, 2024, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $1.1 billion and $1.0 billion, respectively.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Embedded Derivatives: Certain of our customer agreements that are priced in currencies different from the functional or local currencies of the parties involved are deemed to have foreign currency forward contracts embedded in them. These embedded derivatives are separated from their host contracts and carried on our balance sheet at their fair value. The majority of these embedded derivatives arise as a result of our foreign subsidiaries pricing their customer contracts in U.S. dollars. We use these forward contracts embedded within our customer agreements to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of both March 31, 2025 and December 31, 2024, the total remaining contract value of such customer agreements outstanding under this hedging program was $191 million and $213 million, respectively.
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
As of March 31, 2025, our foreign currency forward contracts had maturity dates ranging from April 2025 to December 2027 and we had an insignificant net gain recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months. As of December 31, 2024, our foreign currency forward contracts had maturity dates ranging from January 2025 to December 2026 and we had a net gain of $38 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the 12 months following December 31, 2024.
Cross-currency Interest Rate Swaps: We use cross-currency swaps, which are designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated variable-rate debt and our U.S. dollar-denominated fixed-rate debt issued by our foreign subsidiaries. As of March 31, 2025, our cross-currency interest rate swaps had maturity dates ranging from March 2026 to June 2034. We had a net gain of $10 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months. As of December 31, 2024, our cross-currency interest rate swaps had maturity dates ranging from March 2026 to June 2034. We had a net gain of $13 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the 12 months following December 31, 2024. We use the spot method to assess hedge effectiveness. Fair value changes from spot rates are recognized in other comprehensive income initially and immediately reclassified to earnings to offset the gain or loss from remeasuring the associated debt. We exclude time value and cross currency basis spread from the assessment of hedge effectiveness and recognize the excluded component in interest expense through the swap accrual process. The difference between fair value changes of the excluded component and the amount amortized is recognized in other comprehensive income (loss).

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Interest Rate Locks: We hedge the interest rate exposure created by anticipated fixed-rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of both March 31, 2025 and December 31, 2024, we had no interest rate locks outstanding. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of both March 31, 2025 and December 31, 2024, we had a net gain of $3 million, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the 12 months following March 31, 2025 and December 31, 2024, respectively, for interest rate locks.
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
Notional Amounts and Fair Value of Derivative Instruments
The following table presents the composition of derivative instruments recognized in our condensed consolidated balance sheets, excluding accrued interest (in millions):

	March 31, 2025			December 31, 2024
		Fair Value			Fair Value
	Notional Amount (1)	Assets (2)	Liabilities (3)	Notional Amount (1)	Assets (2)	Liabilities (3)
Net investment hedges:
Foreign currency forward contracts	$968	$19	$15	$966	$39	$17
Cross-currency interest rate swaps	1,971	109	2	1,986	189	1
Cash flow hedges:
Foreign currency forward contracts	1,723	14	18	1,365	53	—
Cross-currency interest rate swaps	1,030	55	—	1,030	48	—
Non-designated derivatives:
Foreign currency forward contracts	2,586	12	30	3,536	80	9
Cross-currency interest rate swaps	1,211	138	14	1,395	182	45
Total	$9,489	$347	$79	$10,278	$591	$72

(1)Excludes embedded derivatives.
(2)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(3)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Impact on Accumulated Other Comprehensive Income (Loss)
The pre-tax gains (losses) from hedging instruments recognized in accumulated other comprehensive income (loss) were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Net investment hedges:
Foreign currency debt	$(41)	$29
Foreign currency forward contracts (included component)	(6)	27
Cross-currency interest rate swaps (included component)	(96)	76
Cross-currency interest rate swaps (excluded component)	15	(2)
Total	$(128)	$130

Cash flow hedges:
Foreign currency forward contracts	$(57)	$27
Cross-currency interest rate swaps (excluded component)	28	(2)
Interest rate locks	—	1
Total	$(29)	$26
Impact on Earnings
The gains (losses) from derivative instruments recognized in earnings, and location of such gains (losses) in the condensed consolidated statements of operations were as follows (in millions):

		Three Months Ended March 31,
	Location of gain (loss)	2025	2024
Net investment hedges:
Foreign currency forward contracts (excluded component)	Interest expense	$2	$2
Cross-currency interest rate swaps (excluded component)	Interest expense	5	8
Total		$7	$10

Cash flow hedges:
Foreign currency forward contracts	Revenues	$18	$(3)
Foreign currency forward contracts	Costs and operating expenses	(9)	2
Cross-currency interest rate swaps (excluded component)	Interest expense	4	—
Cross-currency interest rate swaps (included component)	Other income (expense)	(22)	(3)
Total		$(9)	$(4)

Non designated hedges:
Foreign currency forward contracts	Other income (expense)	$(44)	$76
Cross-currency interest rate swaps	Other income (expense)	2	—
Total		$(42)	$76

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements, inclusive of accrued interest (in millions):

	Gross Amounts	Gross Amounts Offset in the Balance Sheets	Net Amounts	Gross Amounts Not Offset in the Balance Sheets	Net
March 31, 2025
Derivative assets	$365	$—	$365	$(76)	$289
Derivative liabilities	94	—	94	(76)	18

December 31, 2024
Derivative assets	$605	$—	$605	$(75)	$530
Derivative liabilities	79	—	79	(75)	4
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair value of certain financial assets and liabilities were as follows (in millions):

	March 31, 2025				December 31, 2024
	Fair Value	Fair Value Measurement Using			Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$2,160	$2,160	$—	$—	$2,401	$2,401	$—	$—
Time deposits (2)	785	62	723	—	642	115	527	—
Loan receivable (3)	279	—	—	279	280	—	—	280
Derivative instruments (4)	347	—	347	—	591	—	591	—
Total	$3,571	$2,222	$1,070	$279	$3,914	$2,516	$1,118	$280
Liabilities:
Derivative instruments (4)	$79	$—	$79	$—	$72	$—	$72	$—
Mortgage and loans payable (5)	671	—	671	—	654	—	654	—
Senior notes (5)	13,815	13,327	488	—	13,342	12,851	491	—
Total	$14,565	$13,327	$1,238	$—	$14,068	$12,851	$1,217	$—

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
8.    Leases
There were no significant lease transactions during the three months ended March 31, 2025.
Lease Expenses
The components of lease expenses are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Finance lease cost
Amortization of right-of-use assets (1)	$44	$48
Interest on lease liabilities	30	28
Total finance lease cost	74	76

Operating lease cost	58	56
Variable lease cost	22	16
Total lease cost	$154	$148

(1)    Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Information
Other information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$29	$26
Operating cash flows from operating leases	55	50
Financing cash flows from finance leases	32	31

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$84	$30
Operating leases	70	4

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term - finance leases (2)	14 years	14 years
Weighted-average remaining lease term - operating leases (2)	13 years	12 years
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	5%	5%
Finance lease right-of-use assets (3)	$2,236	$2,158

(1) Represents all non-cash changes in right-of-use assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of March 31, 2025 and December 31, 2024, we recorded accumulated amortization of finance lease right-of-use assets of $990 million and $964 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.
Maturities of Lease Liabilities
Maturities of lease liabilities as of March 31, 2025 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2025 (9 months remaining)	$160	$246	$406
2026	225	266	491
2027	206	271	477
2028	177	259	436
2029	148	250	398
Thereafter	1,186	2,113	3,299
Total lease payments	2,102	3,405	5,507
Less imputed interest	(572)	(1,049)	(1,621)
Total	$1,530	$2,356	$3,886
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of March 31, 2025. These leases are expected to commence between 2025 and 2026, with lease terms of 2 to 15 years and total lease commitments of approximately $90 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
9.    Debt Facilities
Mortgage and Loans Payable
Our mortgage and loans payable consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Term loans	$647	$628
Mortgage payable and other loans payable	20	21
	667	649
Less current portion	(5)	(5)
Total	$662	$644
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
As of March 31, 2025 and December 31, 2024, the total amounts outstanding under the 2022 Term Loan Facility, net of debt issuance costs, were $645 million and $625 million, respectively.
As of March 31, 2025, we had 44 irrevocable letters of credit totaling $69 million issued and outstanding under the 2022 Revolving Facility, with approximately $3.9 billion remaining available to borrow under the 2022 Revolving Facility. As of both March 31, 2025 and December 31, 2024, unamortized debt issuance costs for the 2022 Revolving Facility of $3 million, were presented in other assets in the condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
Our senior notes consisted of the following (in millions):

	March 31, 2025		December 31, 2024
	Amount	Effective Rate	Amount	Effective Rate
1.250% Senior Notes due 2025	$500	1.46%	$500	1.46%
1.000% Senior Notes due 2025	700	1.18%	700	1.18%
1.450% Senior Notes due 2026	700	1.64%	700	1.64%
2.900% Senior Notes due 2026	600	3.04%	600	3.04%
0.250% Euro Senior Notes due 2027	541	0.45%	518	0.45%
1.800% Senior Notes due 2027	500	1.96%	500	1.96%
1.550% Senior Notes due 2028	650	1.67%	650	1.67%
2.000% Senior Notes due 2028	400	2.21%	400	2.21%
2.875% Swiss Franc Senior Notes due 2028	339	3.05%	331	3.05%
1.558% Swiss Franc Senior Notes due 2029	113	1.79%	110	1.79%
3.200% Senior Notes due 2029	1,200	3.30%	1,200	3.30%
3.500% Singapore Dollar Senior Notes due 2030	372	3.67%	—	—%
2.150% Senior Notes due 2030	1,100	2.27%	1,100	2.27%
3.250% Euro Senior Notes due 2031	703	3.46%	673	3.46%
2.500% Senior Notes due 2031	1,000	2.65%	1,000	2.65%
3.900% Senior Notes due 2032	1,200	4.07%	1,200	4.07%
1.000% Euro Senior Notes due 2033	649	1.18%	622	1.18%
3.650% Euro Senior Notes due 2033	649	3.78%	622	3.78%
5.500% Senior Notes due 2034	750	5.74%	750	5.74%
3.625% Euro Senior Notes due 2034	541	3.75%	518	3.75%
2.000% Japanese Yen Senior Notes Series A due 2035	251	2.07%	239	2.07%
2.130% Japanese Yen Senior Notes Series C due 2035	98	2.20%	94	2.20%
2.370% Japanese Yen Senior Notes Series B due 2043	68	2.42%	65	2.42%
2.570% Japanese Yen Senior Notes Series D due 2043	30	2.62%	29	2.62%
2.570% Japanese Yen Senior Notes Series E due 2043	66	2.62%	64	2.62%
3.000% Senior Notes due 2050	500	3.09%	500	3.09%
2.950% Senior Notes due 2051	500	3.00%	500	3.00%
3.400% Senior Notes due 2052	500	3.50%	500	3.50%
	15,220		14,685
Less amount representing unamortized debt issuance costs and debt discounts	(123)		(123)
	15,097		14,562
Less current portion	(1,199)		(1,199)
Total	$13,898		$13,363
5.500% Senior Notes due 2034
On May 30, 2024, we issued $750 million aggregate principal amount of 5.500% senior notes due June 15, 2034 (the "2034 Notes"). Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. Total debt discount and debt issuance costs related to the 2034 Notes were $14 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
3.500% Singapore Dollar Senior Notes due 2030
On March 13, 2025, we issued SGD500 million, or approximately $370 million, at the exchange rate in effect on that date, aggregate principal amount of 3.500% senior notes due March 15, 2030 (the "2030 SGD Notes"). Interest on the notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. Total debt issuance costs related to the 2030 SGD Notes were $3 million.
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of March 31, 2025 (in millions):

Years ending:
2025 (9 months remaining)	$1,204
2026	1,305
2027	1,691
2028	1,393
2029	1,317
Thereafter	8,977
Total	$15,887
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Interest expense	$122	$104
Interest capitalized	11	9
Interest charges incurred	$133	$113

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Total interest paid in cash, net of capitalized interest, during the three months ended March 31, 2025 and 2024 was $93 million and $92 million, respectively.
10.    Commitments and Contingencies
Purchase Commitments
As a result of our various IBX data center expansion projects, as of March 31, 2025, we were contractually committed for approximately $3.8 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of March 31, 2025, such as commitments to purchase power in select locations through the remainder of 2025 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2025 and thereafter. Such other miscellaneous purchase commitments totaled approximately $2.1 billion as of March 31, 2025. For further information on our equity method investment commitments and lease commitments, see Note 5 and Note 8, respectively, above.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
On February 14, 2025, and February 26, 2025, respectively, certain of the Company’s current and former directors and officers were named as defendants in two shareholder derivative lawsuits (in which the Company is a nominal defendant) filed in the United States District Court for the Northern District of California. The lawsuits allege, among other things, violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets and generally allege the same purported misconduct as alleged in the putative stockholder class action described above. The lawsuits seek, among other relief, unspecified damages, restitution, attorneys’ fees, and other expenses and costs. On April 17, 2025, and April 18, 2025, respectively, the plaintiffs filed notices of voluntary dismissal without prejudice, subject to court approval, to pursue remedies under Delaware law. On April 28, 2025, the Court approved the voluntary dismissal in one of the actions; as of April 29, 2025, it has not yet ruled on the voluntary dismissal in the other action.
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

Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2025.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection with matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of March 31, 2025.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of March 31, 2025.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. While we have purchased insurance that could limit our exposure, our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of March 31, 2025.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into credit facility agreements with a group of lenders under which it could borrow up to approximately $1.4 billion in total at the exchange rate in effect on March 31, 2025, with such facilities maturing in 2025 and 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with guarantees covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under these credit facilities, up to a limit of $295 million in total at the exchange rate in effect on March 31, 2025. As of March 31, 2025, the maximum potential amount of our future payments under these guarantees was approximately $268 million, at the exchange rates in effect on that date. We and our co-investor entered into an ancillary agreement to allocate funding under the credit facility agreement for use by our AMER 1 Joint Venture. As of March 31, 2025, $10 million of the guarantees related to the AMER 1 Joint Venture. Our estimated fair value of these guarantees is minimal as the likelihood of making a payout under the guarantees is remote.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
11.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three months ended March 31, 2025 and 2024 ($ in millions except per share data; share data in thousands):

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling Interests	Total Common Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	97,390	$—	(103)	$(39)	$20,895	$(10,342)	$(1,735)	$4,749	$13,528	$(1)	$13,527
Net income	—	—	—	—	—	—	—	343	343	—	343
Other comprehensive income	—	—	—	—	—	—	176	—	176	—	176
Issuance of common stock and release of treasury stock for employee equity awards	406	—	19	7	42	—	—	—	49	—	49
Issuance of common stock under ATM Program	107	—	—	—	99	—	—	—	99	—	99
Dividend distribution on common stock, $4.69 per share	—	—	—	—	—	(457)	—	—	(457)	—	(457)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	2	—	—	2	—	2
Stock-based compensation, net of estimated forfeitures	—	—	—	—	150	—	—	—	150	—	150
Balance as of March 31, 2025	97,903	$—	(84)	$(32)	$21,186	$(10,798)	$(1,559)	$5,092	$13,889	$(1)	$13,888

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling interests	Total Common Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	94,630	$—	(151)	$(56)	$18,596	$(8,695)	$(1,290)	$3,934	$12,489	$—	$12,489
Net income	—	—	—	—	—	—	—	231	231	—	231
Other comprehensive loss	—	—	—	—	—	—	(208)	—	(208)	—	(208)
Issuance of common stock and release of treasury stock for employee equity awards	407	—	18	6	42	—	—	—	48	—	48
Dividend distribution on common stock, $4.26 per share	—	—	—	—	—	(402)	—	—	(402)	—	(402)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	1	—	—	1	—	1
Stock-based compensation, net of estimated forfeitures	—	—	—	—	141	—	—	—	141	—	141
Balance as of March 31, 2024	95,037	$—	(133)	$(50)	$18,779	$(9,097)	$(1,498)	$4,165	$12,299	$—	$12,299

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by component are as follows (in millions):

	Balance as of December 31, 2024	Net Change	Balance as of March 31, 2025
Foreign currency translation adjustment (“CTA”) loss	$(2,360)	$319	$(2,041)
Unrealized gain on cash flow hedges (1)	47	(14)	33
Net investment hedge CTA gain (1)	579	(129)	450
Net actuarial loss on defined benefit plans (2)	(1)	—	(1)
Total accumulated other comprehensive loss	$(1,735)	$176	$(1,559)

(1)Refer to Note 6 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plans are mandated by law. We do not have any defined benefit plans in any other countries.
Changes in foreign currencies can have a significant impact to our condensed consolidated balance sheets (as evidenced above in our cumulative foreign currency translation loss), as well as its condensed consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of March 31, 2025, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2024. Because of this, the U.S. dollar had an overall favorable impact on our condensed consolidated financial position because the foreign denominations translated into more U.S. dollars as evidenced by a decrease in foreign currency translation loss for the three months ended March 31, 2025 as reflected in the above table. The volatility of the U.S. dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
Common Stock
In November 2022, we established a program under which we may, from time to time, offer and sell on a spot or forward basis up to an aggregate of $1.5 billion of our common stock to or through sales agents in “at the market” transactions (the "2022 ATM Program"). The 2022 ATM Program was fully utilized by the end of the third quarter of 2024.
In October 2024, we established a program to succeed the 2022 ATM Program, under which we may, from time to time, offer and sell on a spot or forward basis up to an aggregate of $2.0 billion of our common stock to or through sales agents in "at the market" transactions (the "2024 ATM Program").The forward sale agreements provide three settlement alternatives to us: physical settlement, cash settlement or net share settlement. In accordance with ASC 815, the forward sale agreements are classified as equity for balance sheet purposes.
Forward sale activity under the 2022 and 2024 ATM Programs (collectively, the "ATM Programs") is summarized as follows ($ in millions except per share data; shares in thousands):

	Contractual Maturity Dates	Execution Date	Number of Shares (1)	Weighted Average Price per Share (2)	Settlement Value (2)
Outstanding, December 31, 2023	November 2024		643	$776.23	$499
Forward Sale Shares Physically Settled	November 2024 to December 2024	September 2024	(643)	790.41	509
Outstanding, December 31, 2024			—	$—	$—
Outstanding, March 31, 2025			—	$—	$—

(1)For agreements settled, the amount represents the actual number of shares issued. For agreements executed and outstanding, the amount represents the number of shares that we would issue upon physical settlement.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
We sold 107,493 shares on a spot basis under the 2024 ATM Program for approximately $99 million, net of commissions and other offering expenses, during the three months ended March 31, 2025. There were no shares sold on a spot basis under the ATM Programs during the three months ended March 31, 2024.
As of March 31, 2025, we had approximately $1.2 billion of common stock available for sale under the 2024 ATM Program.
Stock-Based Compensation
For the three months ended March 31, 2025, the Talent, Culture and Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, granted an aggregate of 646,263 restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $839.29 per share and a weighted-average requisite service period of 3.63 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues and adjusted funds from operations ("AFFO") per share as the performance measurements in the RSUs with both service and performance conditions that were granted in the three months ended March 31, 2025.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the three months ended March 31, 2025. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2025 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$14	$13
Sales and marketing	22	21
General and administrative	77	67
Total	$113	$101
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
Under the terms of the stockholders’ agreement, the investor may put its 25% ownership stake in the entity to us for a maximum exercise price of $25 million, subject to certain contingent conditions. Accordingly, we present the investor’s contingently redeemable non-controlling interest ("NCI") outside of permanent equity at the higher of its maximum redemption amount of $25 million and its balance after attribution of gains and losses in the condensed consolidated balance sheets. There were no changes in the carrying value of the redeemable NCI for the three months ended March 31, 2025.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the assets and liabilities of the Indonesian VIE, which were included in other assets and other liabilities on the condensed consolidated balance sheets (in millions):

Balance Sheet	March 31, 2025	December 31, 2024
Cash and cash equivalents	$11	$16
Property, plant and equipment, net	55	25
Other	8	5
Total assets	$74	$46
Total liabilities	$35	$5
The income and losses attributable to us as well as to the redeemable NCI from the Indonesian VIE were insignificant for the three months ended March 31, 2025 and 2024.
12.    Restructuring and Other Exit Activities
Q4 2024 Restructuring Plan
In the fourth quarter of 2024, we initiated a restructuring plan to realign the organization and enable further investment in key priority areas (the "Q4 2024 Restructuring Plan"), resulting in costs of $33 million being incurred up to March 31, 2025. The activities under the Q4 2024 Restructuring Plan were substantially completed by December 31, 2024 and no further costs are expected under this plan subsequent to March 31, 2025.
Equinix Metal Wind Down
In the fourth quarter of 2024, we announced the decision to make Equinix Metal no longer commercially available as a product and to wind down operations that support this product by June 2026 (the "Equinix Metal Wind Down"). As a result of the Equinix Metal Wind Down, we expect to incur costs up to approximately $14 million, with $8 million of these costs incurred up to March 31, 2025. We expect substantially all costs under this plan to be incurred and paid by the end of the fourth quarter of 2026. The actual amounts and timing of incremental costs and cash payments may differ from these estimates should we make further decisions which impact the execution of these activities.
The following table summarizes costs incurred under the Q4 2024 Restructuring Plan and the Equinix Metal Wind Down, which are included in restructuring charges in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31, 2025
Nature of expense	Q4 2024 Restructuring Plan	Equinix Metal Wind Down	Total (1)
Severance and other employee costs	$3	$2	$5
Other exit costs	3	2	5
Total	$6	$4	$10

	Total Costs Incurred to Date
Nature of expense	Q4 2024 Restructuring Plan	Equinix Metal Wind Down	Total
Severance and other employee costs	$22	$6	$28
Stock-based compensation expense	3	—	3
Other exit costs	8	2	10
Total	$33	$8	$41

(1)Total restructuring charges were incurred in each of our three regions with $8 million in the Americas, $1 million in EMEA and $1 million in Asia-Pacific during the three months ended March 31, 2025.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the activity in our restructuring accrual, included in other current liabilities in our Condensed Consolidated Balance Sheets (in millions):

	Q4 2024 Restructuring Plan	Equinix Metal Wind Down	Total
Balance as of December 31, 2024	$13	$2	$15
Charges	6	4	10
Cash payments	(13)	(2)	(15)
Balance as of March 31, 2025	$6	$4	$10
We had no restructuring activity during the three months ended March 31, 2024.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables present segment information, including revenue information disaggregated by product lines and segment adjusted EBITDA, and a reconciliation to total consolidated income before income taxes (in millions):

	Three Months Ended March 31, 2025
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$636	$567	$342	$1,545
Interconnection	229	87	77	393
Managed infrastructure	63	35	17	115
Other (1)	3	27	4	34
Recurring revenues	931	716	440	2,087
Non-recurring revenues	70	27	41	138
Total revenues (2)	1,001	743	481	2,225
Less:
Segment cost of revenues	290	281	156	727
Other segment items (3)	268	97	66	431
Segment adjusted EBITDA	$443	$365	$259	$1,067
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(480)
Stock-based compensation expense				(113)
Transaction costs				(6)
Restructuring charges				(10)
Interest income				47
Interest expense				(122)
Other income (expense)				9
Income before income taxes				$392

(1)     Includes some leasing and hedging activities.
(2)    Total revenues attributed to the U.S. were $873 million. There was no other country from which we derived revenues that exceeded 10% of our total revenues and no single customer accounted for 10% or greater of our accounts receivable or revenues as at or for the three months ended March 31, 2025.
(3)    Other segment items for each reportable segment are comprised of general and administrative and sales and marketing expenses, excluding stock-based compensation expense and depreciation, amortization and accretion expense.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31, 2024
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$607	$549	$334	$1,490
Interconnection	215	83	70	368
Managed infrastructure	66	35	17	118
Other (1)	6	24	4	34
Recurring revenues	894	691	425	2,010
Non-recurring revenues	45	36	36	117
Total revenues (2)	939	727	461	2,127
Less:
Segment cost of revenues	270	305	139	714
Other segment items (3)	260	94	67	421
Segment adjusted EBITDA	$409	$328	$255	$992
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(525)
Stock-based compensation expense				(101)
Transaction costs				(2)
Interest income				24
Interest expense				(104)
Other income (expense)				(6)
Gain (loss) on debt extinguishment				(1)
Income before income taxes				$277

(1)     Includes some leasing and hedging activities.
(2)    Total revenues attributed to the U.S. and the United Kingdom were $795 million and $218 million, respectively. There was no other country from which we derived revenues that exceeded 10% of our total revenues and no single customer accounted for 10% or greater of our accounts receivable or revenues as at or for the three months ended March 31, 2024.
(3)    Other segment items for each reportable segment are comprised of general and administrative and sales and marketing expenses, excluding stock-based compensation expense and depreciation, amortization and accretion expense.
 We provide the following additional segment disclosures for the three months ended March 31, 2025 (in millions):

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization:
Americas	$269	$307
EMEA	123	132
Asia-Pacific	87	87
Total	$479	$526
Capital expenditures:
Americas	$501	$425
EMEA	171	191
Asia-Pacific	78	91
Total	$750	$707

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, were located in the following geographic regions (in millions):

	Property, plant and equipment, net		Operating lease right-of-use assets
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Americas	$9,467	$9,193	$386	$389
EMEA	6,717	6,405	437	398
Asia-Pacific	3,833	3,651	654	632
Total	$20,017	$19,249	$1,477	$1,419
14.    Subsequent Events
Declaration of dividends
On April 30, 2025, we declared a quarterly cash dividend of $4.69 per share, which is payable on June 18, 2025 to our common stockholders of record as of the close of business on May 21, 2025.

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
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge solutions platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 270 IBXs, including 21 xScale data centers and the MC1 and SN1 data centers that are held in unconsolidated joint ventures, across 75 markets around the world. We offer the following solutions:
•premium data center colocation;
•interconnection and data exchange solutions;
•edge solutions for deploying networking, security and hardware; and

•remote expert support and professional services.
Our data centers around the world allow our customers to bring together and interconnect the infrastructure they need to fast-track their digital advantage. With Equinix, they can scale with agility, accelerate the launch of digital offerings, deliver world-class experiences and multiply their value. We enable them to differentiate by distributing infrastructure and removing the distance between clouds, users, and applications in order to reduce latency and deliver a superior customer, partner and employee experience. The Equinix global platform, and the quality of our offerings, have enabled us to establish a critical mass of customers. As more customers choose Platform Equinix for bandwidth cost and performance reasons, it benefits their suppliers and business partners to colocate in the same data centers and connect directly with each other. This adjacency creates a network effect that attracts new customers, continuously enhances our existing customers' value and enables them to capture further economic and performance benefits from our offerings.
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
Capacity Trends:
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 78% and 79%, as of March 31, 2025 and 2024, respectively. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption, which we expect to accelerate with the adoption of AI, has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our existing IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center, and in our ability to expand our footprint in existing and new markets. Additionally, global supply chain challenges could result in a lack of availability or delays in the delivery of data center equipment. These challenges have driven us to invest in and commit to future purchases in advance of our standard practice to mitigate risks associated with these supply chain issues. These constraints could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows and the growth opportunities presented by the adoption of new technologies, including AI.

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
Revenue:
Our business is primarily based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to five years in length, and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three months ended March 31, 2025 and 2024. Our 50 largest customers accounted for approximately 36% of our recurring revenues for the three months ended March 31, 2025 and 37% of our recurring revenues for the three months ended March 31, 2024.
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
Taxation as a REIT:
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of March 31, 2025, our REIT structure included a majority of our data center operations in the Americas and EMEA regions, as well as the data center operations in Japan, Singapore, and Malaysia. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We have also included our share of the assets in xScale joint ventures (with the exception of Korea) in our REIT structure.
As a REIT, we generally are permitted to deduct from our U.S. federal taxable income the dividends we pay to our stockholders. The taxable income represented by such dividends is not subject to U.S. federal income taxes at the entity level but is taxed in the U.S., if at all, at the stockholder level. Depending on a shareholder’s citizenry and residency, the income could be taxed by other jurisdictions as well. Nevertheless, the income of our TRSs which hold our U.S. operations is subject to U.S. federal and state corporate income taxes, as applicable. Likewise, our foreign subsidiaries continue to be subject to local income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries ("QRSs") for U.S. income tax purposes. We are also subject to a separate U.S. federal corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset held by us or a QRS following the liquidation or other conversion of a former TRS). This built-in-gain tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. In addition, should we recognize any gain from "prohibited transactions," we will be subject to tax on this gain at a 100% rate. "Prohibited transactions," for this purpose, are defined as dispositions of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors. If we fail to remain qualified for U.S. federal income taxation as a REIT, we will be subject to U.S. federal income taxes at regular corporate income tax rates. Even if we remain qualified for U.S. federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs, many states do not completely follow federal rules, and some may not follow them at all.
We continue to monitor our REIT compliance in order to maintain our qualification for U.S. federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.

On March 19, 2025, we paid a quarterly cash dividend of 4.69 per share. On April 30, 2025, we declared a quarterly cash dividend of $4.69 per share, payable on June 18, 2025, to our common stockholders of record as of the close of business on May 21, 2025. We expect all of our 2025 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2025.
2025 Highlights:
•In February and March, we sold 107,493 shares on a spot basis under the 2024 ATM Program for approximately $99 million, net of commissions and other offering expenses. See Note 11 within the Condensed Consolidated Financial Statements.
•In March, we issued SGD500 million, or approximately $370 million, at the exchange rate in effect on March 13, 2025, aggregate principal amount of 3.500% senior notes due March 15, 2030. See Note 9 within the Condensed Consolidated Financial Statements.
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
Three Months Ended March 31, 2025 and 2024
Revenues. Our revenues for the three months ended March 31, 2025 and 2024 were generated from the following revenue classifications and geographic regions ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$931	42%	$894	42%	$37	4%	6%
Non-recurring revenues	70	3%	45	2%	25	56%	58%
	1,001	45%	939	44%	62	7%	9%
EMEA:
Recurring revenues	716	32%	691	32%	25	4%	5%
Non-recurring revenues	27	1%	36	2%	(9)	(25)%	(22)%
	743	33%	727	34%	16	2%	3%
Asia-Pacific:
Recurring revenues	440	20%	425	20%	15	4%	7%
Non-recurring revenues	41	2%	36	2%	5	14%	18%
	481	22%	461	22%	20	4%	7%
Total:
Recurring revenues	2,087	94%	2,010	94%	77	4%	6%
Non-recurring revenues	138	6%	117	6%	21	18%	21%
	$2,225	100%	$2,127	100%	$98	5%	7%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.

Revenues
(in millions)
Americas Revenues. During the three months ended March 31, 2025, Americas revenues increased by $62 million or 7% (9% on a constant currency basis). Growth in Americas revenues was primarily due to:
•$25 million of incremental revenues from non-recurring services provided to our joint ventures;
•approximately $19 million of incremental revenues generated from IBX data centers which opened within the twelve months ended March 31, 2025; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended March 31, 2025, EMEA revenues increased by $16 million or 2% (3% on a constant currency basis). The increase in EMEA revenues was primarily due to an increase in orders from both our existing customers and new customers during the period and approximately $9 million of incremental revenues generated from IBX data centers which opened within the twelve months ended March 31, 2025.
Asia-Pacific Revenues. During the three months ended March 31, 2025, Asia-Pacific revenues increased by $20 million or 4% (7% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•approximately $13 million of incremental revenues generated from IBX data centers which opened within the twelve months ended March 31, 2025; and
•an increase in orders from both our existing customers and new customers during the period.
Cost of Revenues. Our cost of revenues for the three months ended March 31, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$451	42%	$441	40%	$10	2%	4%
EMEA	393	36%	426	39%	(33)	(8)%	(6)%
Asia-Pacific	240	22%	224	21%	16	7%	11%
Total	$1,084	100%	$1,091	100%	$(7)	(1)%	2%

Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended March 31, 2025, Americas cost of revenues increased by $10 million or 2% (4% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$11 million of costs to provide non-recurring services;
•$6 million of higher rent and other facilities costs; and
•$5 million of higher utilities costs.
The increase was primarily offset by a decrease of $14 million in depreciation expense due to the acceleration of depreciation expense for certain assets with shortened useful lives during the comparative period.
EMEA Cost of Revenues. During the three months ended March 31, 2025, EMEA cost of revenues decreased by $33 million or 8% (6% on a constant currency basis). The decrease in our EMEA cost of revenues was primarily due to lower utilities costs, driven by both decreases in power costs and lower utility usage in the United Kingdom offset by increased costs to provide non-recurring services.
Asia-Pacific Cost of Revenues. During the three months ended March 31, 2025, Asia-Pacific cost of revenues increased by $16 million or 7% (11% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to $17 million of costs to provide non-recurring services.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2025 and 2024 by geographic regions were as follows ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$153	67%	$151	67%	$2	1%	2%
EMEA	51	22%	47	21%	4	9%	10%
Asia-Pacific	25	11%	28	12%	(3)	(11)%	(6)%
Total	$229	100%	$226	100%	$3	1%	3%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. Our Americas sales and marketing expense did not materially change during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2025 and 2024 by geographic regions were as follows ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$300	69%	$308	69%	$(8)	(3)%	(1)%
EMEA	80	18%	80	18%	—	—%	—%
Asia-Pacific	58	13%	56	13%	2	4%	5%
Total	$438	100%	$444	100%	$(6)	(1)%	—%

General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended March 31, 2025, Americas general and administrative expenses decreased by $8 million or 3% (1% on a constant currency basis). The decrease in our Americas general and administrative expenses was primarily due $21 million of lower depreciation expense due to the acceleration of depreciation expense for certain assets with shortened useful lives during the comparative period. This decrease was substantially offset by higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
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
Restructuring Charges. During the three months ended March 31, 2025, we recorded restructuring charges of $10 million primarily related to severance and other employee costs. We did not record any restructuring charges during the three months ended March 31, 2024. See Note 12 within the Consolidated Financial Statements.
Transaction costs. During the three months ended March 31, 2025 and 2024, we did not record a significant amount of transaction costs. See Note 5 within the Condensed Consolidated Financial Statements.
Gain or Loss on Asset Sales. During the three months ended March 31, 2025 and 2024, we did not record a significant amount of gain or loss on asset sales. See Note 5 within the Condensed Consolidated Financial Statements.

Income from Operations. Our income from operations for the three months ended March 31, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$86	19%	$37	10%	$49	132%	140%
EMEA	215	47%	173	48%	42	24%	23%
Asia-Pacific	157	34%	154	42%	3	2%	5%
Total	$458	100%	$364	100%	$94	26%	27%
Americas Income from Operations. During the three months ended March 31, 2025, Americas income from operations increased by $49 million or 132% (140% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, as described above.
EMEA Income from Operations. During the three months ended March 31, 2025, EMEA income from operations increased by $42 million or 24% (23% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, as described above.
Asia-Pacific Income from Operations. During the three months ended March 31, 2025, Asia-Pacific income from operations increased by $3 million or 2% (5% on a constant currency basis), primarily due to IBX data center expansion activity and organic growth, as described above.
Interest Income. Interest income was $47 million for the three months ended March 31, 2025 and was $24 million for the three months ended March 31, 2024. The increase was primarily due to interest income earned on time deposits as well as on the AMER 2 Loan further described in Note 5 within the Condensed Consolidated Financial Statements.
Interest Expense. Interest expense increased to $122 million for the three months ended March 31, 2025 from $104 million for the three months ended March 31, 2024, primarily due to the following debt issuances:
•the issuance of the 5.500% Senior Notes due 2034 in the second quarter of 2024;
•the issuances of the 3.650% Euro Senior Notes due 2033 and the 1.558% Swiss Franc Senior Notes due 2029 in the third quarter of 2024;
•the issuances of the 3.250% Euro Senior Notes due 2031 and the 3.625% Euro Senior Notes due 2034 in the fourth quarter of 2024; and
•the issuance of the 3.500% SGD Notes due 2030 in the first quarter of 2025.
During the three months ended March 31, 2025 and 2024, we capitalized $11 million and $9 million, respectively, of interest expense to construction in progress. See Note 9 within the Condensed Consolidated Financial Statements.
Other Income or Expense. We did not record a significant amount of other income or expense during the three months ended March 31, 2025 and 2024. See Note 5 within the Condensed Consolidated Financial Statements.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the three months ended March 31, 2025 and 2024.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2025 and 2024, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the three months ended March 31, 2025 and 2024.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.

U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the three months ended March 31, 2025 and 2024.
For the three months ended March 31, 2025 and 2024, we recorded $49 million and $46 million of income tax expense, respectively. Our effective tax rates were 12.5% and 16.6%, for the three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to higher income in the U.S. that is not subject to U.S. corporate income taxes, either due to the release of a valuation allowance or the REIT's lower tax rate.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended March 31, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$443	42%	$409	41%	$34	8%	10%
EMEA	365	34%	328	33%	37	11%	12%
Asia-Pacific	259	24%	255	26%	4	2%	5%
Total	$1,067	100%	$992	100%	$75	8%	9%
Americas Adjusted EBITDA. During the three months ended March 31, 2025, Americas adjusted EBITDA increased by $34 million or 8% (10% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, as described above, partially offset by higher costs of revenues and higher general and administrative expenses.
EMEA Adjusted EBITDA. During the three months ended March 31, 2025, EMEA adjusted EBITDA increased by $37 million or 11% (12% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, as described above.
Asia-Pacific Adjusted EBITDA. During the three months ended March 31, 2025, Asia-Pacific adjusted EBITDA increased by $4 million or 2% (5% on a constant currency basis), primarily due to IBX data center expansion activity and organic growth, as described above.
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
In addition, in presenting adjusted EBITDA and AFFO, we exclude amortization expense related to acquired intangible assets. Amortization expense is significantly affected by the timing and magnitude of our acquisitions and these charges may vary in amount from period to period. We exclude amortization expense to facilitate a more meaningful evaluation of our current operating performance and comparisons to our prior periods. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We also exclude restructuring charges. Such charges include employee severance, facility closure costs, lease or other contract termination costs and advisory fees related to the realignment of our management structure, operations or products. We also exclude impairment charges related to goodwill or long-lived assets. We also exclude gain or loss on asset sales as it represents profit or loss that is not meaningful in evaluating the current or future operating performance. Additionally, we exclude transaction costs from AFFO and adjusted EBITDA to enhance the comparability of our financial results to our historical operations. The transaction costs relate to costs we incur in connection with business combinations and the formation of joint ventures, including advisory, legal, accounting, valuation, and other professional or consulting fees. Such charges generally are not relevant to assessing our long-term performance. In addition, the frequency and amount of such charges vary significantly based on the size and timing of the transactions. Management believes items such as restructuring charges, impairment charges, gain or loss on asset dispositions and transaction costs are non-core transactions; however, these types of costs may occur in future periods. Finally, we exclude stock-based compensation expense, as it can vary significantly from period to period based on share price, and the timing, size and nature of equity awards. As such, we, and many investors and analysts, exclude stock-based compensation expense to compare our results of operations with those of other companies.

Adjusted EBITDA
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in millions):

	Three Months Ended March 31,
	2025	2024
Net income	$343	$231
Income tax expense	49	46
Interest income	(47)	(24)
Interest expense	122	104
Other (income) expense	(9)	6
(Gain) loss on debt extinguishment	—	1
Depreciation, amortization, and accretion expense	480	525
Stock-based compensation expense	113	101
Restructuring charges	10	—
Transaction costs	6	2
Adjusted EBITDA	$1,067	$992
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
In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, stock-based charitable contributions, restructuring charges, impairment charges, transaction costs, an installation revenue adjustment, a straight-line rent expense adjustment, a contract cost adjustment, amortization of deferred financing costs and debt discounts and premiums, gain (loss) from the disposition of non-real estate assets, gain (loss) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures, net income (loss) from discontinued operations, net of tax, and adjustments from FFO to AFFO for unconsolidated joint ventures' and non-controlling interests' share of these items. The adjustments for installation revenue, straight-line rent expense and contract costs are intended to isolate the cash activity included within the straight-lined or amortized results in the condensed consolidated statement of operations. We exclude the amortization of deferred financing costs and debt discounts and premiums as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gain (loss) on debt extinguishment since it generally represents the write-off of initial costs incurred in connection with debt financings or a cost that is incurred to reduce future interest costs and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances, uncertain tax positions and deferred taxes that do not relate to current period's operations. We deduct recurring capital expenditures, which represent expenditures to extend the useful life of IBX data centers or other assets that are required to support current revenues. We also exclude net income (loss) from discontinued operations, net of tax, which represents results that may not recur and are not a good indicator of our current or future operating performance.

Our FFO and AFFO were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Net income	$343	$231
Net (income) loss attributable to non-controlling interests	—	—
Net income attributable to common stockholders	343	231
Adjustments:
Real estate depreciation	297	316
Adjustments for FFO from unconsolidated joint ventures	7	6
FFO attributable to common stockholders	$647	$553

	Three Months Ended March 31,
	2025	2024
FFO attributable to common stockholders	$647	$553
Adjustments:
Installation revenue adjustment	2	(2)
Straight-line rent expense adjustment	3	6
Contract cost adjustment	(7)	(8)
Amortization of deferred financing costs and debt discounts	5	5
Stock-based compensation expense	113	101
Non-real estate depreciation expense	134	158
(Gain) loss on disposition of non-real estate assets	2	—
Amortization expense	48	52
Accretion expense adjustment	1	(1)
Recurring capital expenditures	(26)	(21)
(Gain) loss on debt extinguishment	—	1
Restructuring charges	10	—
Transaction costs	6	2
Income tax expense adjustment	6	—
Adjustments for AFFO from unconsolidated joint ventures	3	(3)
AFFO attributable to common stockholders	$947	$843
Our AFFO results have improved due to the factors discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. There were no significant impacts from currencies that were comparably stronger to the U.S. dollar during the three months ended March 31, 2025 as compared to the same period in 2024. During the three months ended March 31, 2025 as compared to the same period in 2024, the U.S. dollar was stronger relative to the Euro and Japanese Yen, which resulted in an unfavorable foreign currency impact on revenue and operating income, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses denominated in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2024 are used as exchange rates for the three months ended March 31, 2025 when comparing the three months ended March 31, 2025 with the three months ended March 31, 2024).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of March 31, 2025, our principal sources of liquidity were $3.7 billion of cash, cash equivalents and short-term investments. In addition to our cash balance, we had $3.9 billion of additional liquidity available to us from our $4.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our 2024 ATM program, under which we may offer and sell from time to time our common stock in "at the market" transactions on either a spot or forward basis. As of March 31, 2025, we had approximately $1.2 billion available for sale remaining under the 2024 ATM Program.
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
Cash Flow
Our net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2025 and 2024 were as follows (in millions):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by operating activities	$809	$598	$211
Net cash used in investing activities	(964)	(727)	(237)
Net cash provided by (used in) financing activities	15	(397)	412
Operating Activities
Net cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $211 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily driven by improved results of operations offset by increases in cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities increased by $237 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to:
•$190 million increase in purchases of short-term investments;

•$43 million increase in capital expenditures; and
•$40 million increase in purchase of equity investments.
This increase was partially offset by a $32 million increase in the settlement of foreign currency hedges.
Financing Activities
Net cash provided by financing activities increased by $412 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily driven by:
•$370 million increase in proceeds from senior notes; and
•$99 million increase in proceeds from the 2024 ATM Programs.
This increase was partially offset by a $56 million increase in dividend distributions.
Material Cash Commitments
As of March 31, 2025, our principal commitments were primarily comprised of:
•approximately $15.2 billion of principal from our senior notes (gross of debt issuance costs and debt discounts);
•approximately $3.5 billion of interest on mortgage payable, other loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$667 million of principal from our term loans, mortgage payable and other loans payable (gross of debt issuance costs and debt discounts);
•approximately $5.5 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $3.8 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $2.1 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during the remainder of 2025 and beyond, the majority of which is payable within the next two years.
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
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of March 31, 2025. For additional information, see “Maturities of Lease Liabilities” in Note 8 within the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill and other intangibles assets, accounting for property, plant and equipment and accounting for leases, which are discussed in more detail under the caption "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We may be exposed to market risks related to changes in foreign currency exchange rates and interest rates. There have been no significant changes to our risk exposure management or procedures in relation to these risks during the three months ended March 31, 2025 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2024.
We monitor our foreign currency and interest rate risk exposures by evaluating the potential for future losses in earnings due to changes in foreign currency exchange rates and interest rates, as further described below.
Foreign Currency Risk
To help manage the exposure to foreign currency exchange rate fluctuations, we have implemented a number of hedging programs, in particular (i) a cash flow hedging program to hedge the forecasted revenues and expenses in our EMEA region as well as our debt denominated in foreign currencies, (ii) a balance sheet hedging program to hedge the remeasurement of monetary assets and liabilities denominated in foreign currencies, and (iii) a net investment hedging program to hedge the long-term investments in our foreign subsidiaries. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements and their impact on the condensed consolidated statements of operations.
We have entered into various foreign currency debt obligations as described in Note 9 within the condensed consolidated financial statements. Our foreign currency debt obligations that would otherwise remeasure through earnings are designated as net investment hedges against our net investments in foreign subsidiaries or are hedged by cross-currency interest rate swaps designated as cash flow hedges. Additionally, we enter cross-currency interest rate swaps to effectively convert some of our USD-denominated debt into foreign currencies. These derivative instruments are also designated as net investment hedges against our net investments in foreign subsidiaries. Changes in the fair value of hedging instruments designated as net investment hedges are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. As a result, we do not have a significant exposure to future losses in earnings resulting from our foreign currency debt obligations or cross-currency interest rate swaps. Further information about our use of foreign currency derivative instruments is described in Note 6 within the condensed consolidated financial statements.
The U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2025. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical 10% strengthening of the U.S. dollar for the three months ended March 31, 2025 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $65 million and $59 million, respectively.
With the existing cash flow hedges in place, a hypothetical 10% weakening of the U.S. dollar for the three months ended March 31, 2025 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $91 million and $81 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of March 31, 2025 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations.
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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 14, 2025, and February 26, 2025, respectively, certain of the Company’s current and former directors and officers were named as defendants in two shareholder derivative lawsuits (in which the Company is a nominal defendant) filed in the United States District Court for the Northern District of California. The lawsuits allege, among other things, violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets and generally allege the same purported misconduct as alleged in the putative stockholder class action described above. The lawsuits seek, among other relief, unspecified damages, restitution, attorneys’ fees, and other expenses and costs. On April 17, 2025, and April 18, 2025, respectively, the plaintiffs filed notices of voluntary dismissal without prejudice, subject to court approval, to pursue remedies under Delaware law. On April 28, 2025, the Court approved the voluntary dismissal in one of the actions; as of April 29, 2025, it has not yet ruled on the voluntary dismissal in the other action.
These matters are subject to uncertainties, and we cannot predict the outcome, nor reasonably estimate a range of loss or penalties, if any, relating to these matters.

Item 1A.	Risk Factors
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business. Additional risks which we do not presently consider material, or of which we are not currently aware, may also have an adverse impact on us. The information discussed below is at the time of this filing. This section contains forward-looking statements.
Risk Factors

Risks Related to the Macro Environment

Geopolitical events and political changes contribute to an already complex and evolving regulatory landscape. If we cannot comply with the evolving laws and regulations in the countries in which we operate, we may be subject to litigation and/or sanctions, adverse revenue impacts and increased costs, and our business and results of operations could be negatively impacted.

In light of the recent change in administration in the U.S., there is considerable uncertainty on the legality and enforceability of new and existing laws, judicial orders and bans, new presidential executive orders, regulatory frameworks, leadership changes and enforcement priorities and strategies. We cannot guarantee compliance with all such laws and regulations, and violations of any applicable domestic or international laws and regulations could result in significant fines, penalties, costly and expensive investigations, criminal sanctions against us, our officers, or our employees, prohibitions on our ability to provide our offerings in one or more countries, the delay or prevention of potential acquisitions, and could also materially damage our reputation, brand, international expansion efforts, ability to attract and retain employees, and our business and results of operations.

Additionally, geopolitical events, such as a trade war between the U.S. and China, the war between Russia and Ukraine, and the ongoing conflict in the Middle East, could have a negative effect on our global business operations. While some time has passed since some of these events first occurred, it remains unpredictable how these events will continue to develop and impact the environment in which we do business. Laws and regulations related to economic sanctions, export controls, anti-bribery and anti-corruption, and other international activities may restrict or limit our ability to engage in transactions or dealings with certain counterparties, in or with certain countries or territories, or in certain activities. For example, we have several Chinese customers who are named in restrictive executive orders ("EOs"), and while a majority of these EOs do not apply to the type of services that we currently provide to these Chinese customers, it is uncertain if the new U.S. administration would further expand the applicability of such EOs that may restrict our ability to continue serving such Chinese customers. If Equinix is required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected.

Similarly, current relations between the U.S. and China have created increased supply chain risk due to successive U.S. legislation promoting decoupling from China on semiconductors and specific telecommunications equipment makers, and having to source for alternative suppliers for key components outside of China. Proposed tariffs to be imposed by the U.S. on imports from certain countries and potential counter-tariffs in response, could also lead to increased costs and supply chain disruptions. It is unclear how or to what extent these changes could impact our business at this time and if we are not able to effectively navigate these changes, it could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.

The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business, financial condition and results of operation are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, and exemptions or exclusions that may be granted.

Inflation in the global economy, increased interest rates, political dissension and adverse global economic conditions, like the ones we are currently experiencing, could negatively affect our business and financial condition.

Inflation is impacting various aspects of our business and it is unclear if we will enter a period of further inflation. We are also experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to our IBX data center construction and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. Further, disagreement in the U.S. Congress on government spending levels could increase the possibility of a government shutdown, further adversely affecting global economic conditions. The adverse economic conditions we are currently experiencing, including from the impact of increased tariffs, may cause a decrease in sales as some customers may need to take cost cutting measures or scale back their operations. This could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our days of sales outstanding in accounts receivable ("DSO"), longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers, vendors and/or partners filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Further, volatility in the financial markets and rising interest rates like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. We also could be exposed to hyperinflation in certain economies as a result of potential expansion into developing countries.

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

In the case of the Middle East conflict, the current situation continues to be volatile. It is possible that such events will continue to adversely impact the level of economic activity globally and that we will face increased regulatory and legal complexities in the regions affected thus impacting our business and employees, our financial condition and results of operations. Additionally, any sustained military action in the area of the Red Sea could contribute to supply chain challenges as well as potential issues with subsea cables.

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
As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Recent developments in the cyber threat landscape include use of AI and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with the potential for higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. Further, any adoption of AI by us or by third parties may pose new security challenges. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate the proprietary or sensitive information of Equinix, our customers, including government customers, or the personal information of our employees, or cause interruptions or malfunctions in our operations or our customers' operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We also may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by cyber breaches in our physical or virtual security systems. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and results of operations. The international cybersecurity regulatory landscape continues to evolve and compliance with the proposed reporting requirements could further complicate our ability to resolve cyber-attacks. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.

Any failure of our physical infrastructure or negative impact on our ability to meet our obligations to our customers, or damage to customer infrastructure within our IBX data centers, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial condition.

Our business depends on providing customers with highly reliable solutions. We must safeguard our customers' infrastructure and equipment located in our IBX data centers and ensure our IBX data centers and non-IBX business operations remain operational at all times. We own certain of our IBX data centers, but others are leased by us, and we rely on the landlord for basic maintenance of our leased IBX data centers and office buildings and, in some cases, the landlord is responsible for the infrastructure that runs the building such as power connections, UPSs and backup power generators. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us and we may be required to incur substantial additional costs to repair or upgrade the IBX data centers. Newly acquired data centers also may not have the same power infrastructure and design in place as our own IBX data centers. These legacy designs could require upgrades in order to meet our standards and our customers’ expectations. Until the legacy systems are brought up to our standards, customers in these IBX data centers could be exposed to higher risks of unexpected power outages. We have experienced power outages because of these legacy design issues in the past and we could experience these in the future.

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
•extreme temperatures;
•water damage;
•fiber failures, subsea cable damage and other network damage/interruptions;
•software updates;
•power loss;
•terrorist acts;
•sabotage and vandalism;
•global pandemics such as the COVID-19 pandemic;
•inability of our operations employees to access our IBX data centers for any reason; and
•failure of business partners who provide our resale products.

We have service level commitment obligations to most customers. As a result, service interruptions or significant equipment damage in our IBX data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our IBX data centers are critical to many of our customers' businesses, service interruptions or significant equipment damage in our IBX data centers could also result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as a result of a problem at one of our IBX data centers and we have in the past and may decide in the future to reach settlements with affected customers irrespective of any such contractual limitations. Any such settlement may result in a reduction of revenue under U.S. generally accepted accounting principles ("GAAP"). In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our results of operations.

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

Our future performance also depends on the contributions of our extended leadership team and other key employees to execute on our strategic plans, and certain key roles remain to be hired. Our talent strategy could continue to evolve with the future direction of the business. We must continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent. The failure to recruit and retain necessary key personnel could cause disruption, harm our business and hamper our ability to grow our company.

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

Any hardware or fiber failures on these networks, either on land or subsea, may result in significant loss of connectivity to our new IBX data center expansions. This could affect our ability to attract new customers to these IBX data centers or retain existing customers.

To date, the network neutrality of our IBX data centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our markets, the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating offerings and pricing to be competitive in those markets.

If the establishment of highly diverse internet connectivity to our IBX data centers does not occur, is materially delayed, disrupted or is discontinued, or is subject to failure, our results of operations and financial condition will be adversely affected.

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

We have been, and in the future may be, subject to securities class action or other litigation. For example, in May 2024, a putative stockholder class action was filed against us and certain of our officers in the United States District Court for the Northern District of California alleging that the defendants made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. In addition, in February 2025, certain of the Company’s current and former directors and officers were named as defendants in two shareholder derivative lawsuits (in which we are a nominal defendant) filed in the United States District Court for the Northern District of California. The lawsuits allege, among other things, violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets and generally allege the same purported misconduct as alleged in the putative stockholder class action described above. Securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management's attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief. Further, any payments made in settlement may directly reduce our revenue under U.S. GAAP and could negatively impact our results of operations for the period. While we maintain insurance coverage, we cannot be certain that such coverage will continue to be available on acceptable terms or in sufficient amounts to cover potential losses. For all of these reasons, litigation could seriously harm our business, results of operations, financial condition or cash flows.

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

In order to adapt effectively, we sometimes must make long-term investments and commit significant resources before knowing whether our predictions will accurately reflect customer demand for the new offerings. This kind of investment may include real estate expansion or developing, acquiring and obtaining intellectual property. We also must remain flexible and change strategies quickly if our predictions are not accurate. We are currently investing in our AI strategy to serve the large footprint we foresee needed for customers’ AI workloads. The future of AI is still uncertain and as it continues to evolve, our predictions about the market may prove inaccurate. Market news and speculation about the future of AI and/or its impact on the data center industry have caused volatility in our stock price in the past. We cannot guarantee our investments and predictions will be accurate around AI or any other customer demand.

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

We have government contracts, which subjects us to revenue risk and certain other risks including early termination, audits, investigations, sanctions and penalties, any of which could have a material adverse effect on our results of operations.

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

Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud, digital content and financial companies, and network service providers. We consider certain of these customers to be key magnets in that they draw in other customers. In many instances, the more balanced the customer base within each IBX data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX data centers will depend on a variety of factors, including the presence of multiple carriers, the mix of our offerings, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the IBX data center's operating reliability and security and our ability to effectively market our offerings. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our IBX data centers it may be disruptive to our business. If customers combine businesses, they may require less colocation space, which could lead to churn in our customer base. Finally, any uncertain global economic climate, including the one we are currently experiencing, could harm our ability to attract and retain customers if customers slow spending, or delay decision-making on our offerings, or if customers begin to have difficulty paying us or seek bankruptcy protection and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.

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
As of March 31, 2025, our retained earnings were $5.1 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
Risks Related to Our Expansion Plans
Our construction of new IBX data centers, IBX data center expansions or IBX data center redevelopment could involve significant risks to our business.

In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in new and existing markets. These construction projects expose us to many risks which could have an adverse effect on our results of operations, financial condition and/or on customer demand and satisfaction. The current global supply chain and inflation issues have exacerbated many of these construction risks and created additional risks for our business. Some of the risks associated with construction projects include:

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

•adverse impacts on existing customers in the IBX data center;
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

Current relations between the U.S. and China have created increased supply chain risk due to successive U.S. legislation promoting decoupling from China on semiconductors and specific telecommunications equipment makers, and having to source for alternative suppliers for key components outside of China. Proposed tariffs to be imposed by the U.S. on imports from certain countries and potential counter-tariffs in response, could also lead to increased costs and supply chain disruptions. Additional or unexpected disruptions to our supply chain, including in the event of any sustained regional escalation of the current conflict in the Middle East in the area around the Red Sea or more broadly, or inflationary pressures could significantly affect the cost of our planned expansion projects and interfere with our ability to meet commitments to customers who have contracted for space in new IBX data centers under construction.

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
In addition, we are currently undergoing expansions or evaluating expansion opportunities outside of the U.S., which include entering into emerging and high-risk markets. Undertaking and managing expansions in foreign jurisdictions may present unanticipated challenges to us.
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
•political and economic instability;

•difficulties in managing varying business standards and construction speeds across markets;
•fluctuations in currency exchange rates;
•difficulties in repatriating funds from certain countries;
•our ability to obtain, transfer or maintain licenses required by governmental entities with respect to our business;
•unexpected changes in regulatory, tax and political environments;
•difficulties in procuring power and/ or in obtaining stable sources of power;
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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of March 31, 2025, our total indebtedness (inclusive of finance lease liabilities and gross of debt issuance costs and debt discounts) was approximately $18.2 billion, our stockholders' equity was $13.9 billion and our cash, cash equivalents and short-term investments totaled $3.7 billion. In addition, as of March 31, 2025, we had approximately $3.9 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of March 31, 2025, we recorded operating lease liabilities of $1.5 billion, which represents our obligation to make lease payments under those lease arrangements.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2024, we established an "at the market" equity offering program (the "2024 ATM Program") to replace a previous program from 2022 which had been exhausted (the "2022 ATM Program”). Under the $2.0 billion 2024 ATM Program, we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of March 31, 2025, we had approximately $1.2 billion available for sale under the 2024 ATM Program. We have refreshed our ATM program in the past and expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 11 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM programs.
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

Regulation of greenhouse gas ("GHG") emissions could increase our costs of doing business, for example by increasing the cost of electricity produced by more GHG-intensive means (e.g., generated from fossil fuels), which could require the management or reduction of GHG emissions (e.g., carbon dioxide capture), or by imposing taxes or fees upon electricity or GHG emissions. In recent years, there has been interest in the U.S. and in countries where we operate abroad in regulating GHG emissions and otherwise addressing risks related to climate change. For example, in the U.S., regulations and legislation have been proposed or enacted during the Biden Administration that limit or otherwise seek to discourage carbon dioxide emissions and the use of fossil fuels. The change in the U.S. presidential administration may lead to a different regulatory agenda, particularly regarding efforts to limit GHG emissions. Other countries in which we operate may also impose requirements and restrictions on GHG emissions.
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

We maintain business continuity plans that would be implemented in the event of severe weather events that interrupt our business or affect our customers' IT infrastructure housed in our IBX data centers. While these plans are designed to allow us to recover from natural disasters or other events that can interrupt our business, we cannot be certain that our plans will work as intended to mitigate the impacts of such disasters or events. Failure to prevent impact to customers from such events could adversely affect our business.

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

Various laws and governmental regulations, both in the U.S. and abroad, governing internet-related services, related communications services and information technologies are evolving rapidly to address technological advancements, shifting consumer behaviors and the rise of new services. Changes to these laws and regulations could have a material adverse effect on us and our customers. We expect there may also be forthcoming regulation in areas of regulating the responsible use of AI, such as the proposed EU Artificial Intelligence Act and the introduction of heightened measures to be adopted with respect to cybersecurity, operational resilience, data privacy, sustainability, taxation and data security, any of which could impact us and our customers.

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

Many countries and states have increasingly taken a more proactive approach on sustainability through the adoption of regulations that oblige corporations to make disclosures on their corporate sustainability efforts through mandatory reporting and to decarbonize their operations and supply chain. Despite there being some developments in the U.S. and the EU to deregulate or scale back the requirements on corporate sustainability efforts, it is uncertain if the regulations on corporate sustainability will be revoked permanently. For example,while the EU Stop-the-Clock Directive seeks to delay the enforcement and reduce the scale of corporate sustainability reporting under the EU Corporate Sustainability Directive (“CSRD”), the obligations under the CSRD remains valid and will have to be complied with albeit at a later date. Additionally, the global regulatory landscape on corporate sustainability reporting continues to expand in both size and complexity across other parts of the world. It is possible that compliance with the sustainability-related regulations and directives will require us to re-evaluate and make changes to our current operations and our supply chain and thus increase our cost of doing business in the relevant affected regions or countries. We may incur incremental costs to enhance our internal systems to collect the data needed to meet these regulatory requirements, including attestation standards.

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

The Organization for Economic Co-operation and Development ("OECD") is an international association made up of over 30 countries including the U.S. The OECD has proposed and made numerous changes to long-standing tax principles, which, if adopted by the member countries, could have a materially adverse effect on our tax liabilities. For example, it has proposed a framework to implement a global minimum tax of 15% for businesses with global revenues and profits above certain thresholds (referred to as Pillar Two). The framework includes a mechanism empowering foreign jurisdictions to levy a top-up tax on our profits in the U.S. Certain aspects of Pillar Two became effective January 1, 2024, and the rest of the new tax regime became generally effective January 1, 2025, if the rules were adopted and ratified by the legislatures in the OECD countries. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have partially adopted Pillar Two, and other countries are in the process of introducing legislation to adopt the new tax regime. We are continuing to evaluate the impacts of the development in the jurisdictions in which we operate.

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
We paid a quarterly distribution on March 19, 2025 and have declared a quarterly distribution for the second quarter of 2025 to be paid on June 18, 2025. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the settlement of reserves or required debt service or amortization payments.
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

Our most recent evaluation of our controls resulted in our conclusion that, as of March 31, 2025, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the entry into new joint venture structures, the adoption of new accounting principles and tax laws, and our overhaul of our back-office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

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

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No. 2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No. 3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/13/2023	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	12/5/2017	4.1

4.3	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.4

4.4	Form of 2.900% Senior Note due 2026 (See Exhibit 4.5)

4.5	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.6

4.6	Form of 3.200% Senior Note due 2029 (See Exhibit 4.7)	8-K	6/22/2020

4.7	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.2

4.8	Form of 1.250% Senior Note due 2025 (See Exhibit 4.9)

4.9	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.4

4.10	Form of 1.800% Senior Note due 2027 (See Exhibit 4.11)

4.11	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.6

4.12	Form of 2.150% Senior Note due 2030 (see Exhibit 4.13)

4.13	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.8

4.14	Form of 3.000% Senior Note due 2050 (See Exhibit 4.15)

4.15	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.2

4.16	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.17)

4.17	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.4

4.18	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.19)

4.19	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.6

4.20	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.21)

4.21	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.2

4.22	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.23)

4.23	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.4

4.24	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.25)

4.25	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.2

4.26	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.27)

4.27	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.4

4.28	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.29)

4.29	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.6

4.30	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.31)

4.31	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.8

4.32	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.33)

4.33	Twentieth Supplemental Indenture, dated as of April 5, 2022, between Equinix, Inc. and U.S. Bank Trust Company National Association, as Trustee.	8-K	4/5/2022	4.2

4.34	Form of 3.900% Senior Notes due 2032 (included in Exhibit 4.35)

4.35	Notes Purchase Agreement, dated February 7, 2023, and issued by Equinix Japan K.K. and Equinix, Inc. as Parent Guarantor.	10-Q	3/31/2023	4.39

4.36	Terms and Conditions of the Swiss Francs bonds due September 12, 2028, issued by Equinix Europe 1 Financing Corporation LLC and guaranteed by Equinix, Inc. as Guarantor.	10-Q	9/30/2023	4.40

4.37	Indenture, dated as of March 18, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee	POSASR	3/18/2024	4.40

4.38	First Supplemental Indenture, dated as of May 30, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee	8-K	5/30/2024	4.20

4.39	Form of 5.500% Senior Note due 2034 (included in Exhibit 4.40)

4.40	Bond Purchase and Paying Agency Agreement dated September 2, 2024 between Equinix Europe 1 Financing Corporation LLC and Equinix, Inc. as Guarantor and BNP Paribas (Suisse) SA as Swiss Paying Agent and Deutsche Bank AG London Branch as Joint Lead Managers	10-Q	9/30/2024	4.42

4.41	Second Supplemental Indenture, dated as of September 3, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee	8-K	9/3/2024	4.2

4.42	Form of 3.650% Senior Note due 2033 (included in Exhibit 4.43)	8-K	9/3/2024	4.3

4.43	Third Supplemental Indenture, dated as of November 22, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee	8-K	11/22/2024	4.2

4.44	Form of 3.250% Senior Note due 2031 (included in Exhibit 4.45)	8-K	11/22/2024	4.3

4.45	Fourth Supplemental Indenture, dated as of November 22, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee	8-K	11/22/2024	4.4

4.46	Form of 3.625% Senior Note due 2034 (included in Exhibit 4.47)	8-K	11/22/2024	4.5

4.47	Terms and Conditions of the U.S. $3,000,000,000 Euro Medium Term Note Program, established February 28, 2025, by Equinix Asia Financing Corporation Pte. Ltd. and guaranteed by Equinix, Inc.				X

4.48	Pricing Supplement, dated March 6, 2025, for the 3.500% Singapore Dollar Senior Notes due 2030 issued under the U.S. $3,000,000,000 Euro Medium Term Note Program				X

4.49	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.50	Description of Securities	10-K	12/31/2024	4.5

10.1	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.2
Credit Agreement dated January 7, 2022 by and among Equinix, Inc., as borrower, a syndicate of financial institutions, as lenders, Bank of America, N.A., as administrative agent, Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG Bank, Ltd., RBC Capital Markets, Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as co-syndication agents, Barclays Bank PLC, BNP Paribas, Deutsche Bank AG New York Branch, ING Bank N.V., Dublin Branch, Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and TD Securities (USA) LLC, as co-documentation agents, and BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG Bank, Ltd., RBC Capital Markets, Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as joint lead arrangers and book runners.
		10-K	12/31/2021	10.22

10.3
First Amendment and Joinder to Credit Agreement dated April 4, 2025 by and among Equinix, Inc., Bank of America, N.A., as administrative agent, lender and L/C issuer, the lenders, Equinix Europe 1 Financing Corporation LLC and Equinix Europe 2 Financing Corporation LLC Securities.
					X

10.4**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.5**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2021	10.2

10.6**	2020 Equity Incentive Plan.	DEF14A	4/27/2020	Appendix A

10.7**	Equinix, Inc. 2004 Employee Stock Purchase Plan	DEF 14A	4/12/2024	Appendix B

10.8**	2022 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.11

10.9**	2022 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.12

10.10**	2022 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.13

10.11**	2023 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.15

10.12**	2023 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.16

10.13**	2023 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.17

10.14**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.34

10.15**	2024 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.35

10.16**	2024 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.36
10.17**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.33
10.18**	2024 Form of TSR Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.34

10.19**	2024 Form of Time-Based Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.35

10.20**	2025 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Executives.				X

10.21**	2025 Form of TSR Restricted Stock Unit Agreement for Executives.				X

10.22**	2025 Form of Time-Based Restricted Stock Unit Agreement for Executives.				X

10.23**	2025 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Adaire Fox-Martin.				X

10.24**	2025 Form of TSR Restricted Stock Unit Agreement for Adaire Fox-Martin.				X

10.25**	2025 Form of Time-Based Restricted Stock Unit Agreement for Adaire Fox-Martin.				X

10.26**	2024 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2024	10.40

10.27**	2025 Equinix, Inc. Annual Incentive Plan.				X

10.28**	Offer Letter between Equinix, Inc. and Adaire Fox-Martin, dated as of March 7, 2024.	8-K	3/7/2024	10.1

10.29**	Form of Severance Agreement between Equinix, Inc. and Adaire Fox-Martin.	8-K	3/7/2024	10.2

10.30**	Executive Chairman Agreement between Equinix, Inc. and Charles Meyers, dated as of March 7, 2024.	8-K	3/7/2024	10.3

10.31**	Amendment to Executive Chairman Agreement between Equinix, Inc. and Charles Meyers, dated as of March 11, 2025.				X

10.32**	Special Advisor to the Board Agreement between Equinix, Inc. and Peter Van Camp, dated March 7, 2024.	10-Q	3/31/2024	10.45

10.33**	Severance Agreement between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.34**	Severance Agreement between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.35**	Change in Control Severance Agreement between Equinix, Inc and Jon Lin dated January 2, 2022.	10-K	12/31/2022	10.24

10.36**	Change in Control Severance Agreement between Equinix, Inc and Kurt Pletcher, dated September 27, 2022	10-Q	9/30/2024	10.36

10.37**	Change in Control Severance Agreement between Equinix, Inc and Raouf Abdel, dated October 3, 2019	10-Q	9/30/2024	10.37

10.38**	Separation Agreement and General Release of Claims between Scott Crenshaw and Equinix, Inc. dated October 2, 2024	10-Q	9/30/2024	10.38

10.39**	Separation Agreement and General Release of Claims between Merrie Williamson and Equinix, Inc. dated November 12, 2024	10-K	12/31/2024	10.39

19.1	Equinix, Inc. Securities Trading Policy	10-K	12/31/2024	19.1

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	12/31/2024	23.1

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Equinix, Inc. Compensation Recoupment Policy.	10-K	12/31/2023	97.1

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: April 30, 2025
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)