Form 10-Q
period 2025-06-30
EQUINIX INC
filed 2025-07-30
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
(650) 598-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001	EQIX	The Nasdaq Stock Market LLC
0.250% Senior Notes due 2027		The Nasdaq Stock Market LLC
1.000% Senior Notes due 2033		The Nasdaq Stock Market LLC
3.650% Senior Notes due 2033		The Nasdaq Stock Market LLC
3.250% Senior Notes due 2031		The Nasdaq Stock Market LLC
3.625% Senior Notes due 2034		The Nasdaq Stock Market LLC
3.250% Senior Notes due 2029		The Nasdaq Stock Market LLC
4.000% Senior Notes due 2034		The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of July 29, 2025 was 97,863,986.

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
•If we are unable to recruit or retain key qualified personnel, our business could be harmed.
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
Risks Related to Environmental Laws and Climate Change
•Environmental laws and regulations may impose upon us new or unexpected costs.
•Our business may be harmed by any instability in energy availability and power supply.
•Our business may be adversely affected by physical risks related to climate change and our response to it.
•We may fail to achieve our sustainability objectives, or may encounter objections to them, either of which may adversely affect public perception of our business and affect our relationship with our customers, regulators, our stockholders and/or other stakeholders.
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,660	$3,081
Short-term investments	872	527
Accounts receivable, net of allowance of $20 and $19	1,137	949
Other current assets	881	890
Total current assets	6,550	5,447
Property, plant and equipment, net	21,207	19,249
Operating lease right-of-use assets	1,481	1,419
Goodwill	5,982	5,504
Intangible assets, net	1,389	1,417
Other assets	2,240	2,049
Total assets	$38,849	$35,085
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,213	$1,193
Accrued property, plant and equipment	378	387
Current portion of operating lease liabilities	158	144
Current portion of finance lease liabilities	211	189
Current portion of mortgage and loans payable	14	5
Current portion of senior notes	1,899	1,199
Other current liabilities	368	232
Total current liabilities	4,241	3,349
Operating lease liabilities, less current portion	1,378	1,331
Finance lease liabilities, less current portion	2,169	2,086
Mortgage and loans payable, less current portion	702	644
Senior notes, less current portion	15,320	13,363
Other liabilities	932	760
Total liabilities	24,742	21,533
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	25	25
Common stockholders’ equity (shares in thousands):
Common stock, $0.001 par value per share: 300,000 shares authorized; 97,944 issued and 97,865 outstanding in 2025 and 97,390 issued and 97,287 outstanding in 2024	—	—
Additional paid-in capital	21,324	20,895
Treasury stock, at cost; 79 shares in 2025 and 103 shares in 2024	(30)	(39)
Accumulated dividends	(11,271)	(10,342)
Accumulated other comprehensive loss	(1,399)	(1,735)
Retained earnings	5,460	4,749
Total common stockholders' equity	14,084	13,528
Non-controlling interests	(2)	(1)
Total stockholders’ equity	14,082	13,527
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$38,849	$35,085
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
Revenues	$2,256	$2,159	$4,481	$4,286
Costs and operating expenses:
Cost of revenues	1,084	1,082	2,168	2,173
Sales and marketing	221	219	450	445
General and administrative	451	437	889	881
Restructuring charges	2	—	12	—
Transaction costs	3	3	9	5
Impairment charges	1	—	1	—
(Gain) loss on asset sales	—	(18)	—	(18)
Total costs and operating expenses	1,762	1,723	3,529	3,486
Income from operations	494	436	952	800
Interest income	52	29	99	53
Interest expense	(135)	(110)	(257)	(214)
Other income (expense)	(7)	(7)	2	(13)
Gain (loss) on debt extinguishment	1	—	1	(1)
Income before income taxes	405	348	797	625
Income tax expense	(38)	(47)	(87)	(93)
Net income	367	301	710	532
Net (income) loss attributable to non-controlling interests	1	—	1	—
Net income attributable to common stockholders	$368	$301	$711	$532
Earnings per share (“EPS”) attributable to common stockholders:
Basic EPS	$3.76	$3.17	$7.28	$5.61
Weighted-average shares for basic EPS (in thousands)	97,835	94,919	97,674	94,792
Diluted EPS	$3.75	$3.16	$7.26	$5.59
Weighted-average shares for diluted EPS (in thousands)	98,050	95,166	97,968	95,161
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
Net income	$367	$301	$710	$532
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment ("CTA"):
CTA gain (loss)	505	(78)	824	(436)
Income tax effects	—	—	—	—
CTA gain (loss), net of tax	505	(78)	824	(436)
Change in net investment hedge CTA gain (loss):
Net investment hedge CTA gain (loss)	(245)	24	(373)	154
Income tax effects	(4)	—	(5)	—
Net investment hedge CTA gain (loss), net of tax	(249)	24	(378)	154
Change in unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(129)	12	(158)	38
Income tax effects	33	(1)	48	(7)
Unrealized gain (loss) on cash flow hedges, net of tax	(96)	11	(110)	31
Total other comprehensive income (loss), net of tax	160	(43)	336	(251)
Comprehensive income, net of tax	527	258	1,046	281
Net (income) loss attributable to non-controlling interests	1	—	1	—
Comprehensive income attributable to common stockholders	$528	$258	$1,047	$281
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$710	$532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	880	912
Stock-based compensation	240	226
Amortization of intangible assets	98	103
Impairment charges	1	—
(Gain) loss on asset sales	—	(18)
Other operating activities	27	42
Changes in operating assets and liabilities:
Accounts receivable	(169)	(141)
Income taxes, net	(45)	3
Other assets	152	(153)
Operating lease right-of-use assets	79	76
Operating lease liabilities	(71)	(65)
Accounts payable and accrued expenses	(149)	4
Other liabilities	—	(11)
Net cash provided by operating activities	1,753	1,510
Cash flows from investing activities:
Purchases of equity investments	(48)	(36)
Distributions from equity investments	4	—
Purchases of short-term investments	(795)	—
Maturity of short-term investments	450	—
Business acquisitions, net of cash acquired	(182)	—
Real estate acquisitions	(99)	(125)
Purchases of other property, plant and equipment	(1,739)	(1,355)
Proceeds from sale of assets, net of cash transferred	—	247
Settlement of foreign currency hedges	50	—
Investment in loan receivable	(45)	(196)
Loan receivable upfront fee	—	4
Net cash used in investing activities	(2,404)	(1,461)
Cash flows from financing activities:
Proceeds from employee equity programs	50	48
Payment of dividends	(928)	(817)
Proceeds from public offering of common stock, net of issuance costs	99	—
Proceeds from senior notes, net of debt discounts	2,066	744
Repayment of finance lease liabilities	(72)	(66)
Debt issuance costs	(15)	(8)
Other financing activities	6	(4)
Net cash provided by (used in) financing activities	1,206	(103)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	53	(46)
Net increase (decrease) in cash, cash equivalents and restricted cash	608	(100)
Cash, cash equivalents and restricted cash at beginning of period	3,082	2,096
Cash, cash equivalents and restricted cash at end of period	$3,690	$1,996

Cash and cash equivalents	$3,660	$1,993
Current portion of restricted cash included in other current assets	5	3
Non-current portion of restricted cash included in other assets	25	—
Total cash, cash equivalents and restricted cash at end of period	$3,690	$1,996
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
Our effective tax rates were 10.9% and 14.9% for the six months ended June 30, 2025 and 2024, respectively.
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
2.    Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2025	$949	$102	$113	$123	$150
Closing balances as of June 30, 2025	1,137	84	102	132	164
Increase (Decrease)	$188	$(18)	$(11)	$9	$14

(1)    The net change in our allowance for credit losses was insignificant during the six months ended June 30, 2025.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the six months ended June 30, 2025 from the opening deferred revenue balance as of January 1, 2025 was $55 million. The amount of revenue recognized during the six months ended June 30, 2024 from the opening deferred revenue balance as of January 1, 2024 was $54 million.
Remaining performance obligations
Approximately $12.2 billion of revenues, including deferred installation revenues, are expected to be recognized in future periods related to unsatisfied performance obligations as of June 30, 2025. Most of our revenue contracts have an initial term varying from one to five years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 65% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployment dates, contract modifications, scheduled price increases, renewals and/or terminations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented ($ in millions except per share data; share data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$367	$301	$710	$532
Net (income) loss attributable to non-controlling interests	1	—	1	—
Net income attributable to common stockholders	$368	$301	$711	$532

Weighted-average shares used to calculate basic EPS	97,835	94,919	97,674	94,792
Effect of dilutive securities:
Employee equity awards	215	247	294	369
Weighted-average shares used to calculate diluted EPS	98,050	95,166	97,968	95,161

EPS attributable to common stockholders:
Basic EPS	$3.76	$3.17	$7.28	$5.61
Diluted EPS	$3.75	$3.16	$7.26	$5.59
The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock related to employee equity awards	219	857	145	608
4.    Acquisitions
Acquisition of TIM NextGen DC Corporation (the "TIM Acquisition")
On June 2, 2025, we completed the acquisition of all outstanding shares of TIM NextGen DC Corporation from Total Information Management (“TIM”) and Zenutna Development & Realty Corporation ("ZDRC"), consisting of three data centers in the Philippines, for total purchase consideration of $183 million. The TIM Acquisition supports our ongoing expansion to meet customer demand in the Asia-Pacific market.
We incurred insignificant transaction costs and recognized insignificant revenues and net income from the TIM Acquisition during the three and six months ended June 30, 2025.
Purchase Price Allocation
The TIM Acquisition was accounted for as a business combination using the acquisition method of accounting. Under this method, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition, except where alternative measurement is required under GAAP.
As of June 30, 2025, we had not finalized the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the TIM Acquisition, including property, plant and equipment, intangible assets and the related tax impacts; therefore, the purchase price allocation is based on provisional estimates subject to management's continued analysis.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A summary of the preliminary allocation of total purchase consideration is presented as follows (in millions):

TIM Acquisition
Total Purchase Consideration	$183

Identifiable assets acquired and liabilities assumed
Property, plant and equipment	42
Intangible assets	21
Other assets	4
Liabilities	(11)
Total identifiable net assets	56
Goodwill	127
Net assets acquired	$183
Property, plant and equipment - The fair values of property, plant and equipment acquired from the TIM Acquisition were estimated by applying the cost approach. The key assumptions of the cost approach include replacement cost (new), physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
Intangible assets - The following table presents certain information on the acquired intangible assets (in millions):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Discount Rate
Customer relationships (1)	21	15.0	12.5%

(1)The fair value of the customer relationships were estimated by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The discount rates reflect the nature of the assets, the uncertainty of the estimated future operating cash flows, as well as the risk of the country within which the acquired business operates.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the acquisition, including on expansion capacity acquired. Goodwill is attributable to the Asia-Pacific region and is generally not deductible for local tax purposes.

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
The following table summarizes our equity method investments, which are included in other assets on the condensed consolidated balance sheets (in millions):

Investee	Ownership Percentage	June 30, 2025	December 31, 2024
EMEA 1 Joint Venture	20%	$145	$131
VIE Joint Ventures (1)	20%	459	374
Other	Various	14	14
Total		$618	$519

(1)Includes investments in the following xScale joint ventures in each of our three regions: "Asia-Pacific 1 Joint Venture", "Asia-Pacific 2 Joint Venture", "Asia-Pacific 3 Joint Venture", "EMEA 2 Joint Venture", "AMER 1 Joint Venture" and "AMER 2 Joint Venture". These investments share a similar purpose, design and nature of assets.
EMEA 1 Joint Venture
The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the three and six months ended June 30, 2025 and 2024 and was included in other income (expense) in our condensed consolidated statements of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of June 30, 2025, we had future equity contribution commitments of $48 million.
VIE Joint Ventures
The VIE Joint Ventures are considered VIEs because they do not have sufficient funds from operations to be self-sustaining. While we provide certain management services to these joint ventures and earn fees for the performance of such services, the power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between us and our partners. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both Equinix and our partners. We concluded that neither party is deemed to have predominant control over the VIE Joint Ventures and neither party is considered to be the primary beneficiary. Our share of losses of equity method investments from the VIE Joint Ventures was $5 million and $6 million for the three and six months ended June 30, 2025, respectively, and $7 million and $11 million for the three and six months ended June 30, 2024, respectively. These amounts were included in other income (expense) in our condensed consolidated statements of operations.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of June 30, 2025 (in millions):

VIE Joint Ventures
Equity Investment	$459
Outstanding Accounts Receivable	72
Other Receivables	59
Contract Assets	82
Loan Commitment (1)	392
Future Equity Contribution Commitments (2)	118
Maximum Future Payments under Debt Guarantees (3)	28
Total	$1,210

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
(3)In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with our guarantee covering 20% of all payments of principal and interest due under one of the EMEA 2 Joint Venture's credit facility agreements. A portion of the guarantee relates to our AMER 1 Joint Venture. Refer to Note 10.
AMER 3 Joint Venture
On October 1, 2024, we entered into an agreement to form a joint venture to develop and operate xScale data centers in the Americas region (the "AMER 3 Joint Venture"), subject to regulatory approval and other closing conditions which were satisfied on October 30, 2024. As of June 30, 2025 there have been no equity contributions made to the AMER 3 Joint Venture.
Joint Venture Related Party Transactions
Concurrent with the closing of the AMER 2 Joint Venture, we entered into a loan agreement (the "AMER 2 Loan") with the AMER 2 Joint Venture, as a lender, with a maximum commitment of $392 million and a maturity date of April 10, 2028. We received an upfront fee of $4 million in connection with the origination of the loan, and earn interest at a contractual rate of 10% per annum on the drawn portion plus an unused commitment fee of 0.75% per annum on the undrawn portion, each payable quarterly. The term of the loan may be extended at the option of the borrower for one additional year subject to an extension fee, and may be prepaid subject to a penalty if such prepayment occurs within the first 18 months of issuance. The AMER 2 Loan is secured by the assets of the AMER 2 Joint Venture, including the SV12x data center site. The equity partners of the AMER 2 Joint Venture have provided limited guarantees in connection with the AMER 2 Loan, which require payments to the lender proportionately upon certain occurrences, such as a shortfall in capital necessary to complete construction or to make interest payments. Additionally, the equity partners may be liable for repayment of up to the entire debt balance upon the occurrence of certain adverse acts such as a non-permitted transfer of the SV12x data center site. The AMER 2 Loan was negotiated at arm's length. We have assessed the credit risk associated with the AMER 2 Loan to be low and the allowance for credit loss as of June 30, 2025 is insignificant. The maximum amount of credit loss we are exposed to is the outstanding principal, plus accrued interest and unused commitment fees. As of June 30, 2025, the total amount outstanding under the AMER 2 Loan, net of the unamortized upfront fee, was $303 million. Additional amounts may be drawn down by the borrower periodically as needed for the continuation of development and other working capital needs.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the income and expenses from these arrangements with the Joint Ventures in our condensed consolidated statements of operations (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Nature of Transaction	2025	2024	2025	2024
EMEA 1 Joint Venture	Income (1)	$6	$6	$12	$12
EMEA 1 Joint Venture	Expenses (2)	4	3	8	7
VIE Joint Ventures	Income (3)	29	61	90	99
VIE Joint Ventures	Expenses (4)	3	—	5	1

(1)Primarily consists of revenues related to service arrangements as described above.
(2)Primarily consists of rent expenses for a sub-lease agreement with the EMEA 1 Joint Venture for a London data center with a remaining lease term of approximately 14 years as of June 30, 2025.
(3)Primarily consists of revenues related to service arrangements as described above and also includes interest income earned on the AMER 2 Loan during the three months ended June 30, 2025 and 2024 of $7 million and $5 million, respectively, and during the six months ended June 30, 2025 and 2024 of $14 million and $5 million, respectively.
(4)Primarily consists of rent expenses for lease arrangements with the VIE Joint Ventures.

We have also sold certain data center facilities to our Joint Ventures and recognized gains or losses on asset sales as described above.
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our condensed consolidated balance sheets (in millions):

	EMEA 1 Joint Venture		VIE Joint Ventures
Balance Sheet	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Accounts receivable, net	$20	$4	$72	$50
Other current assets (1)	8	19	123	128
Property, plant and equipment, net (2)	152	145	75	74
Operating lease right-of-use assets	2	2	31	2
Other assets (3)	—	—	321	302
Other current liabilities	7	5	8	10
Finance lease liabilities	180	164	81	78
Operating lease liabilities	2	2	29	2
Other liabilities (4)	53	48	11	11

(1)The balance primarily relates to contract assets and other receivables.
(2)The balance relates to finance lease right-of-use assets.
(3)The balance primarily relates to contract assets and the AMER 2 Loan receivable.
(4)The balance primarily relates to the obligation to pay for future construction for certain sites sold as a part of the EMEA 1 Joint Venture transaction.
6.    Derivatives and Hedging Instruments
Derivatives and Other Instruments Designated as Hedging Instruments
Net Investment Hedges
Foreign Currency Debt: We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of June 30,

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2025 and December 31, 2024, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $1.6 billion and $1.0 billion, respectively.
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
Embedded Derivatives: Certain of our customer agreements that are priced in currencies different from the functional or local currencies of the parties involved are deemed to have foreign currency forward contracts embedded in them. These embedded derivatives are separated from their host contracts and carried on our balance sheet at their fair value. The majority of these embedded derivatives arise as a result of our foreign subsidiaries pricing their customer contracts in U.S. dollars. We use these forward contracts embedded within our customer agreements to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of June 30, 2025 and December 31, 2024, the total remaining contract value of such customer agreements outstanding under this hedging program was $200 million and $213 million, respectively.
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
As of June 30, 2025, our foreign currency forward contracts had maturity dates ranging from July 2025 to December 2027 and we had a net loss of $71 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months. As of December 31, 2024, our foreign currency forward contracts had maturity dates ranging from January 2025 to December 2026 and we had a net gain of $38 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the 12 months following December 31, 2024.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Cross-currency Interest Rate Swaps: We use cross-currency swaps, designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated variable-rate debt and our U.S. dollar-denominated fixed-rate debt issued by our foreign subsidiaries. As of June 30, 2025, these cross-currency interest rate swaps had maturity dates ranging from March 2026 to June 2034. We had a net gain of $8 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months. As of December 31, 2024, our cross-currency interest rate swaps had maturity dates ranging from March 2026 to June 2034. We had a net gain of $13 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the 12 months following December 31, 2024. We use the spot method to assess hedge effectiveness. Fair value changes from spot rates are recognized in other comprehensive income initially and immediately reclassified to earnings to offset the gain or loss from remeasuring the associated debt. We exclude time value and cross currency basis spread from the assessment of hedge effectiveness and recognize the excluded component in interest expense through the swap accrual process. The difference between fair value changes of the excluded component and the amount amortized is recognized in other comprehensive income (loss).
Interest Rate Locks: We hedge the interest rate exposure created by anticipated fixed-rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of both June 30, 2025 and December 31, 2024, we had no interest rate locks outstanding. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of June 30, 2025 and December 31, 2024, we had a net gain of $4 million and $3 million, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the 12 months following June 30, 2025 and December 31, 2024, respectively, for interest rate locks.
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
Cross-currency Interest Rate Swaps: We may, from time to time, elect to dedesignate a portion of our cross-currency interest rate swaps previously designated as hedging instruments. Gains and losses subsequent to the dedesignation are recognized in other income (expense).

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Notional Amounts and Fair Value of Derivative Instruments
The following table presents the composition of derivative instruments recognized in our condensed consolidated balance sheets, excluding accrued interest (in millions):

	June 30, 2025			December 31, 2024
	Notional Amount (1)	Fair Value		Notional Amount (1)	Fair Value
		Assets (2)	Liabilities (3)		Assets (2)	Liabilities (3)
Net investment hedges:
Foreign currency forward contracts	$1,820	$3	$19	$966	$39	$17
Cross-currency interest rate swaps	771	5	36	1,986	189	1
Cash flow hedges:
Foreign currency forward contracts	1,797	—	132	1,365	53	—
Cross-currency interest rate swaps	1,030	62	54	1,030	48	—
Non-designated derivatives:
Foreign currency forward contracts	4,642	67	74	3,536	80	9
Cross-currency interest rate swaps	2,411	134	20	1,395	182	45
Total	$12,471	$271	$335	$10,278	$591	$72

(1)Excludes embedded derivatives.
(2)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(3)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.
Impact on Accumulated Other Comprehensive Income (Loss)
The pre-tax gains (losses) from hedging instruments recognized in accumulated other comprehensive income (loss) were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net investment hedges:
Foreign currency debt	$(111)	$5	$(152)	$34
Foreign currency forward contracts (included component)	(39)	8	(45)	35
Cross-currency interest rate swaps (included component)	(94)	8	(190)	84
Cross-currency interest rate swaps (excluded component)	(1)	3	14	1
Total	$(245)	$24	$(373)	$154

Cash flow hedges:
Foreign currency forward contracts	$(128)	$2	$(185)	$29
Cross-currency interest rate swaps (excluded component)	(2)	10	26	8
Interest rate locks	1	—	1	1
Total	$(129)	$12	$(158)	$38

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Impact on Earnings
The gains (losses) from derivative instruments recognized in earnings, and the location of such gains (losses) in our condensed consolidated statements of operations were as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain (loss)	2025	2024	2025	2024
Net investment hedges:
Foreign currency forward contracts (excluded component)	Interest expense	$3	$3	$5	$5
Cross-currency interest rate swaps (excluded component)	Interest expense	3	7	8	15
Total		$6	$10	$13	$20

Cash flow hedges:
Foreign currency forward contracts	Revenues	$(12)	$8	$6	$5
Foreign currency forward contracts	Costs and operating expenses	6	(4)	(3)	(2)
Cross-currency interest rate swaps (excluded component)	Interest expense	3	1	7	1
Cross-currency interest rate swaps (included component)	Other income (expense)	(43)	10	(64)	7
Interest rate locks	Interest expense	1	—	1	—
Total		$(45)	$15	$(53)	$11

Non designated hedges:
Foreign currency forward contracts	Other income (expense)	$(59)	$(10)	$(103)	$66
Cross-currency interest rate swaps	Other income (expense)	(56)	10	(54)	10
Total		$(115)	$—	$(157)	$76

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation in our condensed consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements, inclusive of accrued interest (in millions):

	Gross Amounts	Gross Amounts Offset in the Balance Sheets	Net Amounts	Gross Amounts Not Offset in the Balance Sheets	Net
June 30, 2025
Derivative assets	$278	$—	$278	$(137)	$141
Derivative liabilities	339	—	339	(137)	202

December 31, 2024
Derivative assets	$605	$—	$605	$(75)	$530
Derivative liabilities	79	—	79	(75)	4
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair value of certain financial assets and liabilities were as follows (in millions):

	June 30, 2025				December 31, 2024
	Fair Value	Fair Value Measurement Using			Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$2,517	$2,517	$—	$—	$2,401	$2,401	$—	$—
Time deposits (2)	1,016	194	822	—	642	115	527	—
U.S. government securities (3)	50	50	—	—	—	—	—	—
Loan receivable (4)	328	—	—	328	280	—	—	280
Derivative instruments (5)	271	—	271	—	591	—	591	—
Total	$4,182	$2,761	$1,093	$328	$3,914	$2,516	$1,118	$280
Liabilities:
Derivative instruments (5)	$335	$—	$335	$—	$72	$—	$72	$—
Mortgage and loans payable (6)	720	—	720	—	654	—	654	—
Senior notes (6)	16,182	15,671	511	—	13,342	12,851	491	—
Total	$17,237	$15,671	$1,566	$—	$14,068	$12,851	$1,217	$—

(1)Instruments are included within cash and cash equivalents in our condensed consolidated balance sheets, and are measured at fair value.
(2)Instruments are included within cash and cash equivalents and short-term investments in our condensed consolidated balance sheets, and are measured at amortized cost.
(3)Instruments are included within cash and cash equivalents and short-term investments in our condensed consolidated balance sheets, and are measured at amortized cost. All of our U.S. government securities are held to maturity and mature within one year. As of June 30, 2025, no allowance for credit losses was recorded for these securities and there are insignificant unrecognized gains and losses.
(4)Instrument is included within other assets in our condensed consolidated balance sheets, and is measured at amortized cost. Refer to Note 5.
(5)Instruments are included within other current assets, other assets, other current liabilities and other liabilities in our condensed consolidated balance sheets, and are measured at fair value. Refer to Note 6.
(6)Include current and non-current portions and are measured at amortized cost. Refer to Note 9.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
8.    Leases
Lease Expenses
The components of lease expenses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease cost
Amortization of right-of-use assets (1)	$47	$43	$91	$91
Interest on lease liabilities	31	27	61	55
Total finance lease cost	78	70	152	146

Operating lease cost	60	56	118	112
Variable lease cost	19	20	41	37
Total lease cost	$157	$146	$311	$295

(1)    Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in our condensed consolidated statements of operations.
Other Information
Other information related to leases is presented in the following tables (in millions):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$59	$53
Operating cash flows from operating leases	110	101
Financing cash flows from finance leases	72	66

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$88	$87
Operating leases	70	34

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term - finance leases (2)	14 years	14 years
Weighted-average remaining lease term - operating leases (2)	13 years	12 years
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	5%	5%
Finance lease right-of-use assets (3)	$2,263	$2,158

(1)Represents all non-cash changes in right-of-use assets.
(2)Includes lease renewal options that are reasonably certain to be exercised.
(3)As of June 30, 2025 and December 31, 2024, we have recorded accumulated amortization of finance lease right-of-use assets of $1.1 billion and $964 million, respectively. Finance lease assets are recorded within property, plant and equipment, net in our condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturities of Lease Liabilities
The maturities of our lease liabilities as of June 30, 2025 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2025 (6 months remaining)	$109	$189	$298
2026	231	272	503
2027	212	277	489
2028	181	265	446
2029	152	256	408
Thereafter	1,223	2,159	3,382
Total lease payments	2,108	3,418	5,526
Less imputed interest	(572)	(1,038)	(1,610)
Total	$1,536	$2,380	$3,916
We entered into agreements with various landlords, primarily to lease data center spaces, which have not yet commenced as of June 30, 2025. These leases are expected to commence between 2025 and 2027, with lease terms of 1 to 15 years and total lease commitments of approximately $103 million.
9.    Debt Facilities
Mortgage and Loans Payable
Our mortgage and loans payable balance consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Term loans	$687	$628
Mortgage payable and other loans payable	29	21
	716	649
Less current portion	(14)	(5)
Total	$702	$644
Senior Credit Facility
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
As of June 30, 2025 and December 31, 2024, the total amounts outstanding under the 2022 Term Loan Facility, net of debt issuance costs, were $686 million and $625 million, respectively.
As of June 30, 2025, we had 43 irrevocable letters of credit totaling $63 million issued and outstanding under the 2022 Revolving Facility, with approximately $3.9 billion remaining available to borrow under the 2022 Revolving Facility. As of both June 30, 2025 and December 31, 2024, unamortized debt issuance costs for the 2022 Revolving Facility of $3 million, were presented in other assets in our condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
Our senior notes balance consisted of the following (in millions):

	June 30, 2025		December 31, 2024
	Amount	Effective Rate	Amount	Effective Rate
1.250% Senior Notes due 2025	$500	1.46%	$500	1.46%
1.000% Senior Notes due 2025	700	1.18%	700	1.18%
1.450% Senior Notes due 2026	700	1.64%	700	1.64%
2.900% Senior Notes due 2026	600	3.04%	600	3.04%
0.250% Euro Senior Notes due 2027	589	0.45%	518	0.45%
1.800% Senior Notes due 2027	500	1.96%	500	1.96%
1.550% Senior Notes due 2028	650	1.67%	650	1.67%
2.000% Senior Notes due 2028	400	2.21%	400	2.21%
2.875% Swiss Franc Senior Notes due 2028	378	3.05%	331	3.05%
3.250% Euro Senior Notes due 2029	883	3.45%	—	—%
1.558% Swiss Franc Senior Notes due 2029	126	1.79%	110	1.79%
3.200% Senior Notes due 2029	1,200	3.30%	1,200	3.30%
3.500% Singapore Dollar Senior Notes due 2030	393	3.67%	—	—%
2.150% Senior Notes due 2030	1,100	2.27%	1,100	2.27%
3.250% Euro Senior Notes due 2031	766	3.46%	673	3.46%
2.500% Senior Notes due 2031	1,000	2.65%	1,000	2.65%
3.900% Senior Notes due 2032	1,200	4.07%	1,200	4.07%
1.000% Euro Senior Notes due 2033	707	1.18%	622	1.18%
3.650% Euro Senior Notes due 2033	707	3.78%	622	3.78%
4.000% Euro Senior Notes due 2034	883	4.17%	—	—%
5.500% Senior Notes due 2034	750	5.74%	750	5.74%
3.625% Euro Senior Notes due 2034	589	3.75%	518	3.75%
2.000% Japanese Yen Senior Notes Series A due 2035	261	2.07%	239	2.07%
2.130% Japanese Yen Senior Notes Series C due 2035	103	2.20%	94	2.20%
2.370% Japanese Yen Senior Notes Series B due 2043	71	2.42%	65	2.42%
2.570% Japanese Yen Senior Notes Series D due 2043	32	2.62%	29	2.62%
2.570% Japanese Yen Senior Notes Series E due 2043	69	2.62%	64	2.62%
3.000% Senior Notes due 2050	500	3.09%	500	3.09%
2.950% Senior Notes due 2051	500	3.00%	500	3.00%
3.400% Senior Notes due 2052	500	3.50%	500	3.50%
	17,357		14,685
Less amount representing unamortized debt issuance costs and debt discounts	(138)		(123)
	17,219		14,562
Less current portion	(1,899)		(1,199)
Total	$15,320		$13,363
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.250% Euro Senior Notes due 2029 and 4.000% Euro Senior Notes due 2034
On May 19, 2025, we issued €750 million, or approximately $851 million, at the exchange rate in effect on that date, aggregate principal amount of 3.250% senior notes due May 19, 2029 (the "2029 Euro Notes") and €750 million, or approximately $851 million, at the exchange rate in effect on that date, aggregate principal amount of 4.000% senior notes due May 19, 2034 (the "2034 Euro Notes"). Interest on the 2029 Euro Notes and the 2034 Euro Notes is payable annually in arrears on May 19 of each year, commencing on May 19, 2026. Total debt discounts and debt issuance costs related to the 2029 and 2034 Euro Notes were $6 million and $11 million, respectively.
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable and senior notes, gross of debt issuance costs and debt discounts, as of June 30, 2025 (in millions):

Years ending:
2025 (6 months remaining)	$1,211
2026	1,305
2027	1,780
2028	1,433
2029	2,214
Thereafter	10,130
Total	$18,073
Interest Charges
Other information related to interest is presented in the following tables (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$135	$110	$257	$214
Interest capitalized	14	9	25	18
Interest charges incurred	$149	$119	$282	$232

			Six Months Ended June 30,
			2025	2024
Interest paid in cash, net of capitalized interest			$212	$209
10.    Commitments and Contingencies
Purchase Commitments
As a result of our various IBX data center expansion projects, as of June 30, 2025, we were contractually committed for approximately $5.8 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of June 30, 2025, such as commitments to purchase power in select locations through the remainder of 2025 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2025 and thereafter. Such other miscellaneous purchase commitments totaled approximately $2.1 billion as of June 30, 2025. For further information on our equity method investment commitments and lease commitments, see Note 5 and Note 8, respectively, above.

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
On May 2, 2024, a putative stockholder class action was filed against the Company and certain of our officers in the United States District Court for the Northern District of California. The named plaintiff alleges violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5, and Section 20(a) of the Exchange Act, on the basis that the defendants allegedly made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified damages, attorneys' fees, other expenses and costs. We filed a motion to dismiss the lawsuit on October 10, 2024. The motion was granted in part on January 6, 2025. On July 15, 2025, the parties entered a Stipulation of Settlement to resolve the action. The settlement is subject to court approval. We expect the amount paid in settlement to be fully covered by our insurance. As of June 30, 2025, we have recorded a settlement liability and an insurance receivable related to this matter.
On February 14, 2025, and February 26, 2025, respectively, certain of the Company’s current and former directors and officers were named as defendants in two shareholder derivative lawsuits (in which the Company is a nominal defendant) filed in the United States District Court for the Northern District of California. The lawsuits allege, among other things, violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets and generally allege the same purported misconduct as alleged in the putative stockholder class action described above. The lawsuits seek, among other relief, unspecified damages, restitution, attorneys’ fees, and other expenses and costs. On April 17, 2025, and April 18, 2025, respectively, the plaintiffs filed

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
notices of voluntary dismissal without prejudice, subject to court approval, to pursue remedies under Delaware law. On April 28, 2025, the Court approved the voluntary dismissal in one of the actions. It has not yet ruled on the voluntary dismissal in the other action.
These matters are subject to uncertainties and we cannot predict the outcome nor reasonably estimate a range of loss or penalties, if any, relating to these matters, except as described above.
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
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2025.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection with matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of June 30, 2025.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of June 30, 2025.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. While we have purchased insurance that could limit our exposure, our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of June 30, 2025.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into a credit facility agreement with a group of lenders under which it could borrow up to approximately $1.1 billion in total at the exchange rate in effect on June 30, 2025, with such facility maturing in 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with a guarantee covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under the credit facility, up to a limit of $236 million in total at the exchange rate in effect on June 30, 2025. As of June 30, 2025, the maximum potential amount of our future payments under this guarantee was approximately $28 million at the exchange rates in effect on that date. We and our co-investor entered into an ancillary agreement to allocate funding under the credit facility agreement for use by our AMER 1 Joint Venture. As of June 30, 2025, $10 million of the guarantee related to the AMER 1 Joint Venture. Our estimated fair value of this guarantee is minimal as the likelihood of making a payout under the guarantee is remote.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
11.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three and six months ended June 30, 2025 and 2024 ($ in millions except per share data; share data in thousands):

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling Interests	Total Common Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	97,390	$—	(103)	$(39)	$20,895	$(10,342)	$(1,735)	$4,749	$13,528	$(1)	$13,527
Net income	—	—	—	—	—	—	—	343	343	—	343
Other comprehensive income	—	—	—	—	—	—	176	—	176	—	176
Issuance of common stock and release of treasury stock for employee equity awards	406	—	19	7	42	—	—	—	49	—	49
Issuance of common stock under ATM Program	107	—	—	—	99	—	—	—	99	—	99
Dividend distribution on common stock, $4.69 per share	—	—	—	—	—	(457)	—	—	(457)	—	(457)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	2	—	—	2	—	2
Stock-based compensation, net of estimated forfeitures	—	—	—	—	150	—	—	—	150	—	150
Balance as of March 31, 2025	97,903	—	(84)	(32)	21,186	(10,798)	(1,559)	5,092	13,889	(1)	13,888
Net income (loss)	—	—	—	—	—	—	—	368	368	(1)	367
Other comprehensive income	—	—	—	—	—	—	160	—	160	—	160
Issuance of common stock and release of treasury stock for employee equity awards	41	—	5	2	—	—	—	—	2	—	2
Dividend distribution on common stock, $4.69 per share	—	—	—	—	—	(459)	—	—	(459)	—	(459)
Accrued dividends on unvested equity awards	—	—	—	—	—	(14)	—	—	(14)	—	(14)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	138	—	—	—	138	—	138
Balance as of June 30, 2025	97,944	$—	(79)	$(30)	$21,324	$(11,271)	$(1,399)	$5,460	$14,084	$(2)	$14,082

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling interests	Total Common Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	94,630	$—	(151)	$(56)	$18,596	$(8,695)	$(1,290)	$3,934	$12,489	$—	$12,489
Net income	—	—	—	—	—	—	—	231	231	—	231
Other comprehensive loss	—	—	—	—	—	—	(208)	—	(208)	—	(208)
Issuance of common stock and release of treasury stock for employee equity awards	407	—	18	6	42	—	—	—	48	—	48
Dividend distribution on common stock, $4.26 per share	—	—	—	—	—	(402)	—	—	(402)	—	(402)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	1	—	—	1	—	1
Stock-based compensation, net of estimated forfeitures	—	—	—	—	141	—	—	—	141	—	141
Balance as of March 31, 2024	95,037	—	(133)	(50)	18,779	(9,097)	(1,498)	4,165	12,299	—	12,299
Net income	—	—	—	—	—	—	—	301	301	—	301
Other comprehensive loss	—	—	—	—	—	—	(43)	—	(43)	—	(43)
Issuance of common stock and release of treasury stock for employee equity awards	35	—	6	2	—	—	—	—	2	—	2
Dividend distribution on common stock, $4.26 per share	—	—	—	—	—	(405)	—	—	(405)	—	(405)
Accrued dividends on unvested equity awards	—	—	—	—	—	(12)	—	—	(12)	—	(12)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	136	—	—	—	136	—	136
Balance as of June 30, 2024	95,072	$—	(127)	$(48)	$18,915	$(9,514)	$(1,541)	$4,466	$12,278	$—	$12,278

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Balance as of December 31, 2024	Net Change	Balance as of June 30, 2025
Foreign currency translation adjustment (“CTA”) loss	$(2,360)	$824	$(1,536)
Unrealized gain on cash flow hedges (1)	47	(110)	(63)
Net investment hedge CTA gain (1)	579	(378)	201
Net actuarial loss on defined benefit plans (2)	(1)	—	(1)
	$(1,735)	$336	$(1,399)
Accumulated other comprehensive loss attributable to non-controlling interests	—	—	—
Total accumulated other comprehensive loss	$(1,735)	$336	$(1,399)

(1)Refer to Note 6 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plans are mandated by law. We do not have any defined benefit plans in any other countries.
Changes in foreign currencies can have a significant impact on our condensed consolidated balance sheets (as evidenced above in our cumulative foreign currency translation loss), as well as our condensed consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of June 30, 2025, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2024. Because of this, the U.S. dollar had an overall favorable impact on our condensed consolidated financial position because the foreign denominations translated into more U.S. dollars as evidenced by a decrease in foreign currency translation loss for the six months ended June 30, 2025 as reflected in the above table. The volatility of the U.S. dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Forward sale activity under the 2022 and 2024 ATM Programs (collectively, the "ATM Programs") is summarized as follows ($ in millions except per share data; shares in thousands):

	Contractual Maturity Dates	Execution Date	Number of Shares (1)	Weighted Average Price per Share (2)	Settlement Value (2)
Outstanding, December 31, 2023	November 2024		643	$776.23	$499
Forward Sale Shares Physically Settled	November 2024 to December 2024	September 2024	(643)	790.41	509
Outstanding, December 31, 2024			—	$—	$—
Outstanding, June 30, 2025			—	$—	$—

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
We did not sell any shares on a spot basis under the 2024 ATM Program during the three months ended June 30, 2025. During the six months ended June 30, 2025, we sold 107,493 shares on a spot basis under the 2024 ATM Program for approximately $99 million, net of commissions and other offering expenses. There were no shares sold on a spot basis under the ATM Programs during the three and six months ended June 30, 2024.
As of June 30, 2025, we had approximately $1.2 billion of common stock available for sale under the 2024 ATM Program.
Stock-Based Compensation
For the six months ended June 30, 2025, the Talent, Culture and Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, granted an aggregate of 696,171 restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $840.66 per share and a weighted-average requisite service period of 3.62 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues and adjusted funds from operations ("AFFO") per share as the performance measurements in the RSUs with both service and performance conditions that were granted in the six months ended June 30, 2025.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the six months ended June 30, 2025. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2025 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$16	$15	$30	$28
Sales and marketing	25	25	47	46
General and administrative	86	85	163	152
Total	$127	$125	$240	$226

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
Under the terms of the stockholders’ agreement, the investor may put its 25% ownership stake in the entity to us for a maximum exercise price of $25 million, subject to certain contingent conditions. Accordingly, we present the investor’s contingently redeemable non-controlling interest ("NCI") outside of permanent equity at the higher of its maximum redemption amount of $25 million and its balance after attribution of gains and losses in our condensed consolidated balance sheets. There were no changes in the carrying value of the redeemable NCI for the three and six months ended June 30, 2025.
The following table presents the assets and liabilities of the Indonesian VIE (in millions):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$6	$16
Property, plant and equipment, net	57	25
Other	9	5
Total assets	$72	$46
Finance lease liabilities	25	—
Other	10	5
Total liabilities	$35	$5
The income and losses attributable to us as well as to the redeemable NCI from the Indonesian VIE were insignificant for the three and six months ended June 30, 2025 and 2024.
12.    Restructuring and Other Exit Activities
Q4 2024 Restructuring Plan
In the fourth quarter of 2024, we initiated a restructuring plan to realign the organization and enable further investment in key priority areas (the "Q4 2024 Restructuring Plan"), resulting in costs of $33 million being incurred up to March 31, 2025. The activities under the Q4 2024 Restructuring Plan have been completed with no further costs expected to be incurred under this plan subsequent to March 31, 2025.
Equinix Metal Wind Down
In the fourth quarter of 2024, we announced the decision to make Equinix Metal no longer commercially available as a product and to wind down operations that support this product by June 2026 (the "Equinix Metal Wind Down"). We have incurred restructuring charges of $10 million to date and we expect to incur up to approximately $4 million of incremental costs. We expect substantially all costs under this plan to be incurred and paid by the end of the fourth quarter of 2026. The actual amounts and timing of incremental costs and cash payments may differ from these estimates should we make further decisions which impact the execution of these activities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables summarize costs incurred under the Q4 2024 Restructuring Plan and the Equinix Metal Wind Down, which were included in restructuring charges in our condensed consolidated statements of operations (in millions):

	Three Months Ended June 30, 2025
Nature of expense	Q4 2024 Restructuring Plan	Equinix Metal Wind Down	Total (1)
Other exit costs	$—	$2	$2
Total	$—	$2	$2

	Six Months Ended June 30, 2025
Nature of expense	Q4 2024 Restructuring Plan	Equinix Metal Wind Down	Total (2)
Severance and other employee costs	$3	$2	$5
Other exit costs	3	4	7
Total	$6	$6	$12

	Total Costs Incurred to Date
Nature of expense	Q4 2024 Restructuring Plan	Equinix Metal Wind Down	Total
Severance and other employee costs	$22	$6	$28
Stock-based compensation expense	3	—	3
Other exit costs	8	4	12
Total	$33	$10	$43

(1)Restructuring charges were incurred in the Americas region during the three months ended June 30, 2025.
(2)Restructuring charges were incurred in each of our three regions during the six months ended June 30, 2025 with $10 million in the Americas, $1 million in EMEA and $1 million in Asia-Pacific.
The following table summarizes the activity in our restructuring accrual, included in other current liabilities in our condensed consolidated balance sheets (in millions):

	Q4 2024 Restructuring Plan	Equinix Metal Wind Down	Total
Balance as of December 31, 2024	$13	$2	$15
Charges	6	6	12
Cash payments	(18)	(6)	(24)
Balance as of June 30, 2025	$1	$2	$3
We had no restructuring activity during the three and six months ended June 30, 2024.
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
The following tables present segment information, including revenue information disaggregated by product lines and segment adjusted EBITDA, and a reconciliation to total consolidated income before income taxes (in millions):

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$654	$572	$359	$1,585	$1,290	$1,139	$701	$3,130
Interconnection	231	96	80	407	460	183	157	800
Managed infrastructure	62	38	17	117	125	73	34	232
Other (1)	4	26	4	34	7	53	8	68
Recurring revenues	951	732	460	2,143	1,882	1,448	900	4,230
Non-recurring revenues	53	35	25	113	123	62	66	251
Total revenues (2)	1,004	767	485	2,256	2,005	1,510	966	4,481
Less:
Segment cost of revenues	290	264	153	707	580	545	309	1,434
Other segment items (3)	248	104	68	420	516	201	134	851
Segment adjusted EBITDA	$466	$399	$264	$1,129	$909	$764	$523	$2,196
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(502)				$(982)
Stock-based compensation expense				(127)				(240)
Transaction costs				(3)				(9)
Restructuring charges				(2)				(12)
Impairment charges				(1)				(1)
Interest income				52				99
Interest expense				(135)				(257)
Other income (expense)				(7)				2
Gain (loss) on debt extinguishment				1				1
Income before income taxes				$405				$797

(1)     Includes some leasing and hedging activities.
(2)    Total revenues attributed to the U.S. were $871 million and $1.7 billion during the three and six months ended June 30, 2025. There was no other country from which we derived revenues that exceeded 10% of our total revenues and no single customer accounted for 10% or greater of our accounts receivable or revenues as at or for the three and six months ended June 30, 2025.
(3)    Other segment items for each reportable segment are comprised of general and administrative and sales and marketing expenses, excluding stock-based compensation expense and depreciation, amortization and accretion expense.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$624	$543	$333	$1,500	$1,231	$1,092	$667	$2,990
Interconnection	219	84	71	374	434	167	141	742
Managed infrastructure	66	34	16	116	132	69	33	234
Other (1)	7	24	3	34	13	48	7	68
Recurring revenues	916	685	423	2,024	1,810	1,376	848	4,034
Non-recurring revenues	50	36	49	135	95	72	85	252
Total revenues (2)	966	721	472	2,159	1,905	1,448	933	4,286
Less:
Segment cost of revenues	273	299	144	716	543	604	283	1,430
Other segment items (3)	242	98	67	407	502	192	134	828
Segment adjusted EBITDA	$451	$324	$261	$1,036	$860	$652	$516	$2,028
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(490)				$(1,015)
Stock-based compensation expense				(125)				(226)
Transaction costs				(3)				(5)
Gain (loss) on asset sales				18				18
Interest income				29				53
Interest expense				(110)				(214)
Other income (expense)				(7)				(13)
Gain (loss) on debt extinguishment				—				(1)
Income before income taxes				$348				$625

(1)     Includes some leasing and hedging activities.
(2)    Total revenues attributed to the U.S. were $825 million and $1.6 billion during the three and six months ended June 30, 2024, respectively. There was no other country from which we derived revenues that exceeded 10% of our total revenues and no single customer accounted for 10% or greater of our accounts receivable or revenues as at or for the three and six months ended June 30, 2024.
(3)    Other segment items for each reportable segment are comprised of general and administrative and sales and marketing expenses, excluding stock-based compensation expense and depreciation, amortization and accretion expense.
 We provide the following additional segment disclosures for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization:
Americas	$272	$269	$541	$576
EMEA	134	133	257	265
Asia-Pacific	93	87	180	174
Total	$499	$489	$978	$1,015
Capital expenditures:
Americas	$642	$393	$1,143	$818
EMEA	252	146	423	337
Asia-Pacific	95	109	173	200
Total	$989	$648	$1,739	$1,355

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, were located in the following geographic regions (in millions):

	Property, plant and equipment, net		Operating lease right-of-use assets
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Americas	$9,817	$9,193	$369	$389
EMEA	7,359	6,405	459	398
Asia-Pacific	4,031	3,651	653	632
Total	$21,207	$19,249	$1,481	$1,419
14.    Subsequent Events
Declaration of dividends
On July 30, 2025, we declared a quarterly cash dividend of $4.69 per share, which is payable on September 17, 2025 to our common stockholders of record as of the close of business on August 20, 2025.
Enactment of U.S. Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent or extends key elements of the Tax Cuts and Jobs Act (“TCJA”), including 100% bonus depreciation, domestic research cost expensing, the business interest expense limitation and the eligibility of ordinary REIT dividends for the qualified business income deduction. In addition, the OBBBA modifies the international tax provisions of the TCJA such as the global intangible low-taxed income inclusion and increases the REIT qualification threshold for the value of the REIT’s assets that may be represented by securities of one or more taxable REIT subsidiaries from 20% to 25%, effective for tax years beginning after December 31, 2025. We are currently evaluating the impact of this legislation on our condensed consolidated financial statements.

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
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge solutions platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 272 IBXs, including 21 xScale data centers and the MC1 and SN1 data centers that are held in unconsolidated joint ventures, across 76 markets around the world. We offer the following solutions:
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
Historically, the outsourcing market was served by large telecommunications carriers that bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and carrier-neutral multi-tenant data centers ("MTDC"), public and private cloud providers, managed infrastructure and application hosting providers, large hyperscale cloud providers and systems integrators. It is estimated that Equinix is one of more than 2,400 companies that provide MTDC offerings around the world. The global MTDC market is highly fragmented. Each of these data center solution providers can bundle various colocation, interconnection and network offerings, outsourced IT infrastructure solutions and managed services. We believe that this outsourcing trend has accelerated and is likely to continue to accelerate in the coming years, especially in light of the movement to digital business, the use of multiple cloud service providers, and the adoption of AI. We are able to offer our customers a global platform that reaches 36 countries with the industry’s largest and most active ecosystem of partners in our sites, proven operational reliability, improved application performance and a highly scalable set of offerings.
Capacity Trends:
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 78% and 77% as of June 30, 2025 and 2024, respectively. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption, which we expect to accelerate with the adoption of AI, has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our existing IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center, and in our ability to expand our footprint in existing and new markets. Additionally, global supply chain challenges could result in a lack of availability or delays in the delivery of data center equipment. These challenges have driven us to invest in and commit to future purchases in advance of our standard practice to mitigate risks associated with these supply chain issues. These constraints could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows and the growth opportunities presented by the adoption of new technologies, including AI.
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
Revenue:
Our business is primarily based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to five years in length, and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three and six months ended June 30, 2025 and 2024. Our 50 largest customers accounted for approximately 36% of our recurring revenues for both the three and six months ended June 30, 2025 and 2024.
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
Taxation as a REIT:
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of June 30, 2025, our REIT structure included a majority of our data center operations in the Americas and EMEA regions, as well as the data center operations in Japan, Singapore, and Malaysia. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We have also included our share of the assets in xScale joint ventures (with the exception of Korea) in our REIT structure.
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
On June 18, 2025, we paid a quarterly cash dividend of $4.69 per share. On July 30, 2025, we declared a quarterly cash dividend of $4.69 per share, payable on September 17, 2025, to our common stockholders of record as of the close of business on August 20, 2025. We expect all of our 2025 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent or extends key elements of the Tax Cuts and Jobs Act (“TCJA”), including 100% bonus depreciation, domestic research cost expensing, the business interest expense limitation and the eligibility of ordinary REIT dividends for the qualified business income deduction. In addition, the OBBBA modifies the international tax provisions of the TCJA such as the global intangible low-taxed income inclusion and increases the REIT qualification threshold for the value of the REIT’s assets that may be represented by securities of one or more taxable REIT subsidiaries from

20% to 25%, effective for tax years beginning after December 31, 2025. We are currently evaluating the impact of this legislation on our condensed consolidated financial statements.
2025 Highlights:
•In February and March, we sold 107,493 shares on a spot basis under the 2024 ATM Program for approximately $99 million, net of commissions and other offering expenses. See Note 11 within the condensed consolidated financial statements.
•In March, we issued SGD500 million, or approximately $370 million, at the exchange rate in effect on issuance, of senior notes due in 2030. See Note 9 within the condensed consolidated financial statements.
•In May, we issued €1.5 billion, or approximately $1.7 billion, at the exchange rate in effect on issuance, of senior notes due in 2029 and 2034. See Note 9 within the condensed consolidated financial statements.
•In June, we completed our acquisition of all outstanding shares of TIM NextGen DC Corporation, consisting of three data centers in the Philippines, for total purchase consideration of $183 million. See Note 4 within the condensed consolidated financial statements.
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
Three Months Ended June 30, 2025 and 2024
Revenues. Our revenues for the three months ended June 30, 2025 and 2024 were generated from the following revenue classifications and geographic regions ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$951	43%	$916	42%	$35	4%	5%
Non-recurring revenues	53	2%	50	2%	3	6%	9%
	1,004	45%	966	44%	38	4%	5%
EMEA:
Recurring revenues	732	32%	685	32%	47	7%	6%
Non-recurring revenues	35	2%	36	2%	(1)	(3)%	(7)%
	767	34%	721	34%	46	6%	5%
Asia-Pacific:
Recurring revenues	460	20%	423	20%	37	9%	6%
Non-recurring revenues	25	1%	49	2%	(24)	(49)%	(51)%
	485	21%	472	22%	13	3%	1%
Total:
Recurring revenues	2,143	95%	2,024	94%	119	6%	5%
Non-recurring revenues	113	5%	135	6%	(22)	(16)%	(17)%
	$2,256	100%	$2,159	100%	$97	4%	4%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.

Revenues
(in millions)
Americas Revenues. During the three months ended June 30, 2025, Americas revenues increased by $38 million or 4% (5% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $32 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended June 30, 2025; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by a decrease of $9 million in revenues from non-recurring services provided to our joint ventures.
EMEA Revenues. During the three months ended June 30, 2025, EMEA revenues increased by $46 million or 6% (5% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $11 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended June 30, 2025; and
•an increase in orders from both our existing customers and new customers during the period.
Asia-Pacific Revenues. During the three months ended June 30, 2025, Asia-Pacific revenues increased by $13 million or 3% (1% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•approximately $12 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended June 30, 2025;
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by a decrease of $25 million in revenues from non-recurring services provided to our joint ventures.

Cost of Revenues. Our cost of revenues for the three months ended June 30, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$451	41%	$430	40%	$21	5%	6%
EMEA	388	36%	421	39%	(33)	(8)%	(9)%
Asia-Pacific	245	23%	231	21%	14	6%	4%
Total	$1,084	100%	$1,082	100%	$2	—%	—%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended June 30, 2025, Americas cost of revenues increased by $21 million or 5% (6% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$7 million of higher utilities costs; and
•$5 million of higher costs to provide non-recurring services.
The remainder of the increase is driven by higher costs in repairs and maintenance, compensation and depreciation.
EMEA Cost of Revenues. During the three months ended June 30, 2025, EMEA cost of revenues decreased by $33 million or 8% (9% on a constant currency basis). The decrease in our EMEA cost of revenues was primarily driven by decreases in power costs.
Asia-Pacific Cost of Revenues. During the three months ended June 30, 2025, Asia-Pacific cost of revenues increased by $14 million or 6% (4% on a constant currency basis) primarily due to $5 million of higher depreciation driven by IBX expansions and higher repairs & maintenance and compensation costs.
We expect cost of revenues to increase across all three regions in line with the growth of our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2025 and 2024 by geographic regions were as follows ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$141	64%	$143	66%	$(2)	(1)%	(1)%
EMEA	51	23%	49	22%	2	4%	4%
Asia-Pacific	29	13%	27	12%	2	7%	5%
Total	$221	100%	$219	100%	$2	1%	1%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. Our Americas sales and marketing expense did not materially change during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
We anticipate that we will continue to invest in sales and marketing initiatives to support the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to continue to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2025 and 2024 by geographic regions were as follows ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$305	67%	$295	68%	$10	3%	4%
EMEA	88	20%	84	19%	4	5%	2%
Asia-Pacific	58	13%	58	13%	—	—%	(1)%
Total	$451	100%	$437	100%	$14	3%	3%
 General and Administrative Expenses

($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended June 30, 2025, Americas general and administrative expenses increased by $10 million or 3% (4% on a constant currency basis) primarily due to $5 million of higher office expenses due to additional software and support services and depreciation expense associated with back-office systems.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Going forward, although we are carefully monitoring our spending, we will continue to invest in our operations to support our growth, including investments to enhance our technology platform, to maintain our qualification for taxation as a REIT and to integrate recent acquisitions. Additionally, since our corporate headquarters is located in the U.S., we expect the Americas general and administrative expenses as a percentage of revenues to continue to be higher than other regions.
Restructuring Charges. We did not record a significant amount of restructuring charges during the three months ended June 30, 2025 and 2024.
Transaction Costs. We did not record a significant amount of transaction costs during the three months ended June 30, 2025 and 2024.
Gain or Loss on Asset Sales. We did not record a significant gain or loss on asset sales during the three months ended June 30, 2025. During the three months ended June 30, 2024, we recorded a gain of $18 million, primarily related to the sale of the Silicon Valley 12 ("SV12x") data center.
Income from Operations. Our income from operations for the three months ended June 30, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$102	21%	$113	26%	$(11)	(10)%	(8)%
EMEA	239	48%	167	38%	72	43%	44%
Asia-Pacific	153	31%	156	36%	(3)	(2)%	(4)%
Total	$494	100%	$436	100%	$58	13%	13%

Americas Income from Operations. During the three months ended June 30, 2025, Americas income from operations decreased by $11 million or 10% (8% on a constant currency basis), primarily due to the gain recognized on the sale of the SV12x data center in the prior year, and higher utilities costs. This was partially offset by higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
EMEA Income from Operations. During the three months ended June 30, 2025, EMEA income from operations increased by $72 million or 43% (44% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, and lower utilities costs as described above.
Asia-Pacific Income from Operations. Our Asia-Pacific income from operations did not materially change during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 due to the increase in revenues being offset by higher costs to support business growth.
Interest Income. Interest income was $52 million for the three months ended June 30, 2025 and was $29 million for the three months ended June 30, 2024. The increase was primarily due to interest income earned on a higher average balance of cash, cash equivalents and short-term investments as well as on the AMER 2 Loan further described in Note 5 within the condensed consolidated financial statements.
Interest Expense. Interest expense increased to $135 million for the three months ended June 30, 2025 from $110 million for the three months ended June 30, 2024, primarily due to the following debt issuances:
•the issuance of the 3.650% Euro Senior Notes due 2033 and the 1.558% Swiss Franc Senior Notes due 2029 in the third quarter of 2024;
•the issuance of the 3.250% Euro Senior Notes due 2031 and the 3.625% Euro Senior Notes due 2034 in the fourth quarter of 2024;
•the issuance of the 3.500% SGD Notes due 2030 in the first quarter of 2025; and
•the issuance of the 3.250% Euro Senior Notes due 2029 and the 4.000% Euro Senior Notes due 2034 in the second quarter of 2025.
The increase to interest expense driven by debt issuances was partially offset by the repayment of the 2.625% Senior Notes in the fourth quarter of 2024.
During the three months ended June 30, 2025 and 2024, we capitalized $14 million and $9 million, respectively, of interest expense to construction in progress. See Note 9 within the condensed consolidated financial statements.
Other Income or Expense. We did not record a significant amount of other income or expense during the three months ended June 30, 2025 and 2024.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the three months ended June 30, 2025 and 2024.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2025 and 2024, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the condensed consolidated financial statements for the three months ended June 30, 2025 and 2024.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the three months ended June 30, 2025 and 2024.
For the three months ended June 30, 2025 and 2024, we recorded $38 million and $47 million of income tax expense, respectively. Our effective tax rates were 9.4% and 13.5% for the three months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate for the three months ended June 30, 2025 as compared to the same period in 2024 was primarily due to higher income in the U.S. and Canada that did not result in higher tax expense in the current period due to the REIT status in the U.S. and the utilization of net operating loss carryforwards in Canada.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended June 30, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$466	42%	$451	44%	$15	3%	4%
EMEA	399	35%	324	31%	75	23%	22%
Asia-Pacific	264	23%	261	25%	3	1%	(1)%
Total	$1,129	100%	$1,036	100%	$93	9%	8%
Americas Adjusted EBITDA. During the three months ended June 30, 2025, Americas adjusted EBITDA increased by $15 million or 3% (4% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, partially offset by an increase in costs to support business growth, as described above.
EMEA Adjusted EBITDA. During the three months ended June 30, 2025, EMEA adjusted EBITDA increased by $75 million or 23% (22% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, and lower utilities costs as described above.
Asia-Pacific Adjusted EBITDA. Our Asia-Pacific adjusted EBITDA did not materially change during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Six Months Ended June 30, 2025 and 2024
Revenues. Our revenues for the six months ended June 30, 2025 and 2024 were generated from the following revenue classifications and geographic regions ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$1,882	43%	$1,810	42%	$72	4%	5%
Non-recurring revenues	123	3%	95	2%	28	29%	32%
	2,005	46%	1,905	44%	100	5%	7%
EMEA:
Recurring revenues	1,448	32%	1,376	32%	72	5%	5%
Non-recurring revenues	62	1%	72	2%	(10)	(14)%	(15)%
	1,510	33%	1,448	34%	62	4%	4%
Asia-Pacific:
Recurring revenues	900	20%	848	20%	52	6%	7%
Non-recurring revenues	66	1%	85	2%	(19)	(22)%	(22)%
	966	21%	933	22%	33	4%	4%
Total:
Recurring revenues	4,230	95%	4,034	94%	196	5%	6%
Non-recurring revenues	251	5%	252	6%	(1)	—%	—%
	$4,481	100%	$4,286	100%	$195	5%	5%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Revenues
(in millions)
Americas Revenues. During the six months ended June 30, 2025, Americas revenues increased by $100 million or 5% (7% on a constant currency basis). Growth in Americas revenues was primarily due to:

•approximately $56 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended June 30, 2025;
•$16 million of incremental revenues from non-recurring services provided to our joint ventures; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the six months ended June 30, 2025, EMEA revenues increased by $62 million or 4% (4% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $16 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended June 30, 2025; and
•an increase in orders from both our existing customers and new customers during the period.
Asia-Pacific Revenues. During the six months ended June 30, 2025, Asia-Pacific revenues increased by $33 million or 4% (4% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•approximately $21 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended June 30, 2025; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by a decrease of $30 million in revenues from non-recurring services provided to our joint ventures.
Cost of Revenues. Our cost of revenues for the six months ended June 30, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$902	42%	$870	40%	$32	4%	5%
EMEA	781	36%	849	39%	(68)	(8)%	(8)%
Asia-Pacific	485	22%	454	21%	31	7%	7%
Total	$2,168	100%	$2,173	100%	$(5)	—%	1%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the six months ended June 30, 2025, Americas cost of revenues increased by $32 million or 4% (5% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$16 million of higher costs to provide non-recurring services; and
•$12 million of higher utilities costs, driven by increases in power costs.

The remainder of the increase was driven by higher costs across various categories including decommissioning, repairs and maintenance, partially offset by a decrease of $13 million in depreciation expense due to the acceleration of depreciation for certain assets with shortened useful lives during the comparative period.
EMEA Cost of Revenues. During the six months ended June 30, 2025, EMEA cost of revenues decreased by $68 million or 8% (8% on a constant currency basis). The decrease in our EMEA cost of revenues was primarily driven by decreases in power costs, partially offset by higher compensation costs including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
Asia-Pacific Cost of Revenues. During the six months ended June 30, 2025, Asia-Pacific cost of revenues increased by $31 million or 7% (7% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$19 million of higher costs to provide non-recurring services; and
•$5 million of higher depreciation expense driven by IBX data center expansions.
The remainder of the increase is driven by higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
We expect cost of revenues to increase across all three regions in line with the growth of our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2025 and 2024 by geographic regions were as follows ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$294	65%	$295	66%	$(1)	—%	1%
EMEA	102	23%	94	21%	8	9%	7%
Asia-Pacific	54	12%	56	13%	(2)	(4)%	(1)%
Total	$450	100%	$445	100%	$5	1%	2%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. Our Americas sales and marketing expense did not materially change during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
EMEA Sales and Marketing Expenses. During the six months ended June 30, 2025, EMEA sales and marketing expense increased by $8 million or 9% (7% on a constant currency basis) primarily due to higher bad debt expense.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

We anticipate that we will continue to invest in sales and marketing initiatives to support the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2025 and 2024 by geographic regions were as follows ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$605	68%	$604	68%	$1	—%	1%
EMEA	168	19%	164	19%	4	2%	1%
Asia-Pacific	116	13%	113	13%	3	3%	2%
Total	$889	100%	$881	100%	$8	1%	1%
General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. Our Americas general and administrative expenses did not materially change during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Going forward, although we are carefully monitoring our spending, we will continue to invest in our operations to support our growth, including investments to enhance our technology platform, to maintain our qualification for taxation as a REIT and to integrate recent acquisitions. Additionally, given that our corporate headquarters is located in the U.S., we expect the Americas general and administrative expenses as a percentage of revenues to be higher than those of other regions.
Restructuring Charges. During the six months ended June 30, 2025, we recorded restructuring charges of $12 million primarily related to severance and other employee costs. We did not record any restructuring charges during the six months ended June 30, 2024. See Note 12 within the condensed consolidated financial statements.
Transaction costs. During the six months ended June 30, 2025 and 2024, we recorded transaction costs totaling $9 million and $5 million, respectively. These transaction costs were incurred in connection with evaluating acquisition opportunities and the formation of new joint ventures. See Note 5 within the condensed consolidated financial statements.

Gain or Loss on Asset Sales. During the six months ended June 30, 2025, we did not record a significant amount of gain or loss on asset sales. During the six months ended June 30, 2024, we recorded a gain of $18 million, primarily related to the sale of the Silicon Valley 12 ("SV12") data center. See Note 5 within the condensed consolidated financial statements.
Income from Operations. Our income from operations for the six months ended June 30, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$188	20%	$150	18%	$38	25%	29%
EMEA	454	47%	340	43%	114	34%	33%
Asia-Pacific	310	33%	310	39%	—	—%	—%
Total	$952	100%	$800	100%	$152	19%	19%
Americas Income from Operations. During the six months ended June 30, 2025, Americas income from operations increased by $38 million or 25% (29% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth. This was partially offset by the non-recurring gain recognized on the sale of the SV12x data center in the prior year and higher costs of revenue, as described above .
EMEA Income from Operations. During the six months ended June 30, 2025, EMEA income from operations increased by $114 million or 34% (33% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity, organic growth and lower utilities costs, as described above.
Asia-Pacific Income from Operations.Our Asia-Pacific income from operations did not materially change during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 due to the increase in revenues being offset by higher costs to support business growth, as described above.
Interest Income. Interest income was $99 million for the six months ended June 30, 2025 and was $53 million for the six months ended June 30, 2024. The increase was primarily due to interest income earned on a higher average balance of cash, cash equivalents and short-term investments as well as on the AMER 2 Loan further described in Note 5 within the condensed consolidated financial statements.
Interest Expense. Interest expense increased to $257 million for the six months ended June 30, 2025 from $214 million for the six months ended June 30, 2024, primarily due to the following debt issuances:
•the issuance of the 5.500% Senior Notes due 2034 in the second quarter of 2024;
•the issuance of the 3.650% Euro Senior Notes due 2033 and the 1.558% Swiss Franc Senior Notes due 2029 in the third quarter of 2024;
•the issuance of the 3.250% Euro Senior Notes due 2031 and the 3.625% Euro Senior Notes due 2034 in the fourth quarter of 2024;
•the issuance of the 3.500% SGD Notes due 2030 in the first quarter of 2025; and
•the issuance of the 3.250% Euro Senior Notes due 2029 and the 4.000% Euro Senior Notes due 2034 in the second quarter of 2025.
The increase to interest expense driven by debt issuances was partially offset by the repayment of the 2.625% Senior Notes in the fourth quarter of 2024.
During the six months ended June 30, 2025 and 2024, we capitalized $25 million and $18 million, respectively, of interest expense to construction in progress. See Note 9 within the condensed consolidated financial statements.
Other Income or Expense. We did not record a significant amount of other income or expense during the six months ended June 30, 2025. We recorded net other expense of $13 million during the six months ended June 30, 2024, which includes $11 million of our share of losses of equity method investments. See Note 5 within the condensed consolidated financial statements.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the six months ended June 30, 2025 and 2024.

Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2025 and 2024, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the condensed consolidated financial statements for the six months ended June 30, 2025 and 2024.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the six months ended June 30, 2025 and 2024.
For the six months ended June 30, 2025 and 2024, we recorded $87 million and $93 million of income tax expense, respectively. Our effective tax rates were 10.9% and 14.9%, for the six months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate for the six months ended June 30, 2025 as compared to the same period in 2024 was primarily due to higher income in the U.S. and Canada that did not result in higher tax expense in the current period due to the REIT status in the U.S. and the utilization of net operating loss carryforwards in Canada.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the six months ended June 30, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$909	41%	$860	43%	$49	6%	7%
EMEA	764	35%	652	32%	112	17%	17%
Asia-Pacific	523	24%	516	25%	7	1%	2%
Total	$2,196	100%	$2,028	100%	$168	8%	9%
Americas Adjusted EBITDA. During the six months ended June 30, 2025, Americas adjusted EBITDA increased by $49 million or 6% (7% on a constant currency basis), primarily due to higher revenues as a result of non-recurring services provided to our joint ventures, IBX data center expansion activity and organic growth, partially offset by higher costs of revenues, as described above.
EMEA Adjusted EBITDA. During the six months ended June 30, 2025, EMEA adjusted EBITDA increased by $112 million or 17% (17% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity, organic growth and lower costs of revenues, as described above.
Asia-Pacific Adjusted EBITDA. During the six months ended June 30, 2025, Asia-Pacific adjusted EBITDA increased by $7 million or 1% (2% on a constant currency basis), primarily due to IBX data center expansion activity and organic growth, as described above.
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

Adjusted EBITDA
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$367	$301	$710	$532
Income tax expense	38	47	87	93
Interest income	(52)	(29)	(99)	(53)
Interest expense	135	110	257	214
Other (income) expense	7	7	(2)	13
(Gain) loss on debt extinguishment	(1)	—	(1)	1
Depreciation, amortization, and accretion expense	502	490	982	1,015
Stock-based compensation expense	127	125	240	226
Restructuring charges	2	—	12	—
Impairment charges	1	—	1	—
Transaction costs	3	3	9	5
(Gain) loss on asset sales	—	(18)	—	(18)
Adjusted EBITDA	$1,129	$1,036	$2,196	$2,028
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
In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, stock-based charitable contributions, restructuring charges, impairment charges, transaction costs, an installation revenue adjustment, a straight-line rent expense adjustment, a contract cost adjustment, amortization of deferred financing costs and debt discounts and premiums, gain (loss) from the disposition of non-real estate assets, gain (loss) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures, net income (loss) from discontinued operations, net of tax, and adjustments from FFO to AFFO for unconsolidated joint ventures' and non-controlling interests' share of these items. The adjustments for installation revenue, straight-line rent expense and contract costs are intended to isolate the cash activity included within the straight-lined or amortized results in the condensed consolidated statements of operations. We exclude the amortization of deferred financing costs and debt discounts and premiums as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gain (loss) on debt extinguishment since it generally represents the write-off of initial costs incurred in connection with debt financings or a cost that is incurred to reduce future interest costs and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances, uncertain tax positions and deferred taxes that do not relate to current period's operations. We deduct recurring capital expenditures, which represent expenditures to extend the useful life of IBX data centers or other assets that are required to support current revenues. We also exclude net income (loss) from discontinued operations, net of tax, which represents results that may not recur and are not a good indicator of our current or future operating performance.

Our FFO and AFFO were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$367	$301	$710	$532
Net (income) loss attributable to non-controlling interests	1	—	1	—
Net income attributable to common stockholders	368	301	711	532
Adjustments:
Real estate depreciation	312	306	609	622
(Gain) loss on disposition of real estate assets	1	(16)	1	(16)
Adjustments for FFO from unconsolidated joint ventures	8	6	15	12
FFO attributable to common stockholders	$689	$597	$1,336	$1,150

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
FFO attributable to common stockholders	$689	$597	$1,336	$1,150
Adjustments:
Installation revenue adjustment	8	—	10	(2)
Straight-line rent expense adjustment	5	5	8	11
Contract cost adjustment	(10)	(2)	(17)	(10)
Amortization of deferred financing costs and debt discounts	6	5	11	10
Stock-based compensation expense	127	125	240	226
Stock-based charitable contributions	3	3	3	3
Non-real estate depreciation expense	137	132	271	290
(Gain) loss on disposition of non-real estate assets	—	—	2	—
Amortization expense	50	51	98	103
Accretion expense adjustment	3	1	4	—
Recurring capital expenditures	(55)	(45)	(81)	(66)
(Gain) loss on debt extinguishment	(1)	—	(1)	1
Restructuring charges	2	—	12	—
Transaction costs	3	3	9	5
Impairment charges	1	—	1	—
Income tax expense adjustment	4	4	10	4
Adjustments for AFFO from unconsolidated joint ventures	—	(2)	3	(5)
AFFO attributable to common stockholders	$972	$877	$1,919	$1,720
Our AFFO results have improved due to the factors discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three and six months ended June 30, 2025 as compared to the same period in 2024, the U.S. dollar was weaker relative to the British pound and Japanese yen, which resulted in a favorable foreign currency impact on revenue and operating income, and an unfavorable foreign currency impact on operating expenses. During the three and six months ended June 30, 2025 as compared to the same period in 2024, the U.S. dollar was stronger relative to the Australian dollar and Brazilian real, which resulted in an unfavorable foreign currency impact on revenue and operating income, and a favorable foreign currency impact on operating expenses.

In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses denominated in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the six months ended June 30, 2024 are used as exchange rates for the six months ended June 30, 2025 when comparing the six months ended June 30, 2025 with the six months ended June 30, 2024).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of June 30, 2025, our principal sources of liquidity were $4.5 billion of cash, cash equivalents and short-term investments. In addition to our cash balance, we had $3.9 billion of additional liquidity available to us from our $4.0 billion revolving facility and general access to both public and private debt and equity capital markets. We also have additional liquidity available to us from our 2024 ATM program, under which we may offer and sell from time to time our common stock in "at the market" transactions on either a spot or forward basis. As of June 30, 2025, we had approximately $1.2 billion available for sale remaining under the 2024 ATM Program.
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
Cash Flow
Our net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2025 and 2024 were as follows (in millions):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by operating activities	$1,753	$1,510	$243
Net cash used in investing activities	(2,404)	(1,461)	(943)
Net cash provided by (used in) financing activities	1,206	(103)	1,309
Operating Activities
Net cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $243 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily driven by improved results of operations offset by increases in cash paid for costs and operating expenses.

Investing Activities
Net cash used in investing activities increased by $943 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to:
•$795 million increase in purchases of short-term investments;
•$384 million increase in capital expenditures;
•$247 million decrease in proceeds from the sale of assets; and
•$182 million increase from TIM Acquisition, net of cash acquired (see Note 4 within the condensed consolidated financial statements).
This increase was partially offset by:
•$450 million increase in maturities of short-term investments; and
•$151 million decrease in draw downs on the AMER 2 Loan receivable.
Financing Activities
Net cash provided by (used in) financing activities increased by $1.3 billion for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily driven by:
•$1.3 billion increase in proceeds from senior notes, net of debt discounts; and
•$99 million increase in proceeds from the sale of shares under the 2024 ATM Program.
This increase was partially offset by a $111 million increase in dividend distributions.
Material Cash Commitments
As of June 30, 2025, our principal commitments were primarily comprised of:
•approximately $17.4 billion of principal from our senior notes (gross of debt issuance costs and debt discounts);
•approximately $3.9 billion of interest on mortgage payable, other loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$716 million of principal from our term loans, mortgage payable and other loans payable (gross of debt issuance costs and debt discounts);
•approximately $5.5 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $5.8 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $2.1 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during the remainder of 2025 and beyond, the majority of which is payable within the next two years.
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

Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of June 30, 2025. For additional information, see “Maturities of Lease Liabilities” in Note 8 within the condensed consolidated financial statements.
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
Market Risk
We may be exposed to market risks related to changes in foreign currency exchange rates and interest rates. There have been no significant changes to our risk exposure management or procedures in relation to these risks during the six months ended June 30, 2025 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2025. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical 10% strengthening of the U.S. dollar for the six months ended June 30, 2025 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $136 million and $123 million, respectively.
With the existing cash flow hedges in place, a hypothetical 10% weakening of the U.S. dollar for the six months ended June 30, 2025 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $178 million and $158 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of June 30, 2025 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations.
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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 2, 2024, a putative stockholder class action was filed against the Company and certain of our officers in the United States District Court for the Northern District of California. The named plaintiff alleges violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5, and Section 20(a) of the Exchange Act, on the basis that the defendants allegedly made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified damages, attorneys' fees, other expenses and costs. We filed a motion to dismiss the lawsuit on October 10, 2024. The motion was granted in part on January 6, 2025. On July 15, 2025, the parties entered a Stipulation of Settlement to resolve the action. The settlement is subject to court approval. We expect the amount paid in settlement to be fully covered by our insurance.
On February 14, 2025, and February 26, 2025, respectively, certain of the Company’s current and former directors and officers were named as defendants in two shareholder derivative lawsuits (in which the Company is a nominal defendant) filed in the United States District Court for the Northern District of California. The lawsuits allege, among other things, violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets and generally allege the same purported misconduct as alleged in the putative stockholder class action described above. The lawsuits seek, among other relief, unspecified damages, restitution, attorneys’ fees, and other expenses and costs. On April 17, 2025, and April 18, 2025, respectively, the plaintiffs filed notices of voluntary dismissal without prejudice, subject to court approval, to pursue remedies under Delaware law. On April 28, 2025, the Court approved the voluntary dismissal in one of the actions. It has not yet ruled on the voluntary dismissal in the other action.
These matters are subject to uncertainties and we cannot predict the outcome nor reasonably estimate a range of loss or penalties, if any, relating to these matters prior to resolution.

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
In light of the change in administration in the U.S., there is considerable uncertainty on the legality and enforceability of new and existing laws, judicial orders and bans, new presidential executive orders, regulatory frameworks, leadership changes and enforcement priorities and strategies. We cannot guarantee compliance with all such laws and regulations at all times, and violations of any applicable domestic or international laws and regulations could result in significant fines, penalties, costly and expensive investigations, criminal sanctions against us, our officers or our employees, prohibitions on our ability to provide our offerings in one or more countries, or the delay or prevention of potential acquisitions, and could also materially damage our reputation, brand, international expansion efforts, ability to attract and retain employees, and our business and results of operations.
Additionally, geopolitical events, such as a trade war between the U.S. and China, the war between Russia and Ukraine, and the ongoing conflict in the Middle East including the recent involvement and conflict with Iran, could have a negative effect on our global business operations. While some time has passed since some of these events first occurred, it remains unpredictable how these events will continue to develop and impact the environment in which we do business. Laws and regulations related to economic sanctions, export controls, anti-bribery and anti-corruption, and other international activities may restrict or limit our ability to engage in transactions or dealings with certain counterparties, in or with certain countries or territories, or in certain activities. For example, we have several Chinese customers who are named in restrictive executive orders ("EOs"), and while a majority of these EOs do not apply to the type of services that we currently provide to these Chinese customers, it is uncertain if the U.S. administration would further expand the applicability of such EOs that may restrict our ability to continue serving such Chinese customers. If we are required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected.
Furthermore, the U.S. has increasingly adopted a restrictive and often unpredictable posture toward Chinese technology, data flows, and cross-border digital infrastructure, which could materially impact our business. Current relations between the U.S. and China have created increased supply chain risk due to successive U.S. legislation promoting decoupling from China on semiconductors and specific telecommunications equipment makers, and having to source for alternative suppliers for key components outside of China. Proposed tariffs to be imposed by the U.S. on imports from certain countries and potential counter-tariffs in response, could also lead to increased costs and supply chain disruptions. The proposed tariffs and positioning by the U.S. and other countries remain unsettled and it is unclear how or to what extent these changes could impact our business at this time and if we are not able to effectively navigate these changes, it could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
The validity, extent of application and duration of tariffs and the resulting impact on general economic conditions and on our business, financial condition and results of operation are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, and exemptions or exclusions that may be granted.
Inflation in the global economy, increased interest rates and adverse global economic conditions, like the ones we are currently experiencing, could negatively affect our business and financial condition.
Inflation is impacting various aspects of our business and it is unclear if we will enter a period of further inflation. We are also experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to our IBX data center construction and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. Further, disagreement in the U.S. Congress on government spending levels could increase the possibility of a government shutdown, further adversely affecting global economic conditions. The adverse economic conditions we are currently experiencing, including from the impact of increased tariffs, may cause a decrease in sales as some customers may need to take cost cutting measures or scale back their operations. This could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our days of sales outstanding in accounts receivable ("DSO"), longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers, vendors and/or partners filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Further, volatility in the financial markets and rising interest rates could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. We also could be exposed to hyperinflation in certain economies as a result of potential expansion into developing countries.
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
In each of our markets, we contract with and rely on third parties, third party infrastructure, governments, and global suppliers to provide a sufficient amount of power to maintain our IBX data centers and meet the needs of our current and future customers. In certain instances, we have experienced difficulties in securing the energy supply we have contracted for or that we need for our expansion plans. In certain markets, there are specific requirements to cover our operations with power procured from renewable energy resources and the availability of such alternative energy resources may be limited. Any such limitations may have a negative impact on a given IBX data center and may limit our ability to grow our business which could negatively affect our financial performance and results of operations. Furthermore, the inability to supply customers with their contracted power for any reason could harm customer and/or joint venture relationships as well as cause reputational harm.
Each new facility requires access to significant quantities of electricity. Limitations on generation, transmission and distribution may limit our ability to obtain sufficient power capacity for potential expansion sites in new or existing markets. Utility companies and other third-party power providers may impose onerous operating conditions to any agreement to provision power or we may experience significant delays, unfavorable contractual terms, new industry regulations and substantial increased costs to obtain the level of electrical service required by our current or future IBX data center designs. Our ability to find reliable partners and appropriate sites for expansion may also be limited by access to power, especially as we design our data centers to the specifications of new and evolving technologies, such as AI, which are more power-intensive, and further prepare to serve the power demands we expect in the future.
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
We are currently experiencing inflation and volatility pressures in the energy market globally. Various macroeconomic factors are contributing to the instability and global power shortage including inadequate power generation and transmission to meet market demand in certain locations, severe weather events, governmental regulations, government relations and inflation. While we have aimed to minimize our risk, via hedging, conservation, and other efficiencies, we expect the cost for power to continue to be volatile and unpredictable and subject to inflationary pressures. We believe we have made appropriate estimates for these costs in our forecasting, but the current unpredictable energy market could materially affect our financial forecasting, results of operations and financial condition.
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
In the case of the Middle East conflict, the current situation continues to be volatile and has recently expanded to actively include Iran. It is possible that such events will continue to adversely impact the level of economic activity globally and that we will face increased regulatory and legal complexities in the regions affected thus impacting our business and employees, our financial condition and results of operations. Additionally, any sustained military action in the area of the Red Sea or the Persian Gulf could contribute to supply chain challenges as well as potential issues with subsea cables.
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
Despite our efforts to protect against cyber-attacks, we are not fully insulated from such threats. We have experienced cybersecurity attacks and security incidents to varying degrees, and in some cases threat actors have gained unauthorized access to our systems and data. For example, in September 2020, we discovered ransomware on certain of our internal systems. While this and other incidents have been resolved, and their impacts have been immaterial, we expect we will continue to face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, ransomware, malware, distributed denial-of-service attacks or other malicious activities, and the impact of such events in the future may be material. In the course of our business, we utilize vendors and other partners who are also sources of cyber risks to us. In addition, our adaptation to a hybrid working model, that includes both work from home and in office, could expose us to new security risks.
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
Our future performance depends on the leadership of our executive team and other key employees to execute on our strategic plans, and certain key roles remain to be hired. Our talent strategy could continue to evolve with the future direction of the business. We must continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent. The failure to recruit and retain necessary key personnel could cause disruption, harm our business and hamper our ability to grow our company.
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
We have been, and in the future may be, subject to securities class action or other litigation. For example, in May 2024, a putative stockholder class action was filed against us and certain of our officers in the United States District Court for the Northern District of California alleging that the defendants made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. On July 15, 2025, the parties entered a Stipulation of Settlement to resolve the action. The settlement is subject to court approval. In addition, in February 2025, certain of the Company’s current and former directors and officers were named as defendants in two shareholder derivative lawsuits (in which we are a nominal defendant) filed in the United States District Court for the Northern District of California. The lawsuits allege, among other things, violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets and generally allege the same purported misconduct as alleged in the putative stockholder class action described above. Securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management's attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief. Further, any payments made in settlement may directly reduce our revenue under U.S. GAAP and could negatively impact our results of operations for the period.

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
Some of our competitors may adopt aggressive pricing policies, especially if they are not highly leveraged or have lower return thresholds than we do. As a result, we may suffer from pricing pressure that would adversely affect our ability to generate revenues. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services or cloud services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX data centers. Similarly, with growing acceptance of cloud-based technologies, we are at risk of losing customers that may decide to fully leverage cloud infrastructure offerings instead of managing their own. Competitors could also operate more successfully or form alliances to acquire significant market share. Regional competitors may also consolidate to become a global competitor. Consolidation of our customers and/or our competitors may present a risk to our business model and have a negative impact on our revenues. Further, because of the expected growth and opportunity related to AI, we anticipate significant investments in the data center industry by both current competitors and new investors and companies looking to capture this opportunity. If Equinix is unable to compete against these new market entrants, or capture a proportionate share of these investments, we could lose market share during this expected period of growth.
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
As of June 30, 2025, our retained earnings were $5.5 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
Risks Related to Our Expansion Plans
Our construction of new IBX data centers, IBX data center expansions or IBX data center redevelopment could involve significant risks to our business.
In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in new and existing markets. Construction projects expose us to many risks which could have an adverse effect on our results of operations, financial condition and/or on customer demand and satisfaction. The current global supply chain, tariffs and inflation issues have exacerbated many of these construction risks and created additional risks for our business. Some of the risks associated with construction projects include:
•construction delays and/or quality issues;
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
We are currently experiencing rising construction costs which reflect the increase in cost of labor and raw materials, supply chain and logistic challenges, and high demand in our sector. While we have invested in creating a reserve of materials to mitigate supply chain issues and inflation, it may not be sufficient and ongoing delays, difficulty finding replacement products and continued high inflation could affect our business and growth and could have a material effect on our business. In certain instances we have elected to pre-buy certain equipment and materials to mitigate supply chain issues before our construction plans are finalized. If our estimates are wrong, we may be liable to pay for goods we no longer need.
Current relations between the U.S. and China have created increased supply chain risk due to successive U.S. legislation promoting decoupling from China on semiconductors and specific telecommunications equipment makers, and having to source for alternative suppliers for key components outside of China. We are currently using our global supply chain to manage the evolving tariff environment and reduce impacts on our business and customers. At this time, we believe the largest potential tariff impact for us is related to steel and steel derivatives. Tariffs on steel and steel derivatives could lead to significant building cost increases for us if we are unable to source alternative options. Any proposed tariffs to be imposed by the U.S. on imports from certain countries and potential counter-tariffs in response, could lead to increased costs and supply chain disruptions.
Attacks on merchant vessels remain high in the Red Sea which is causing disruptions in shipping routes. Although alternative routes are available, including routes via the Cape of Good Hope, these routes can add additional transit time and lead to delayed deliveries and increased fuel costs. We anticipate the disruptions in the Red Sea could continue to escalate. Any additional or unexpected disruptions to our supply chain, including in the event of any sustained regional escalation of the current conflict in the Middle East in the area around the Red Sea or more broadly, or inflationary pressures could significantly affect the cost of our planned expansion projects and interfere with our ability to meet commitments to customers who have contracted for space in new IBX data centers under construction.
Construction projects are dependent on permitting from public agencies and utility companies. Any delay in permitting could affect our growth. We are currently experiencing permitting delays in most metros. While we don't currently anticipate any material long-term negative impact to our business because of these construction delays, these types of delays and stoppages related to permitting from public agencies and utility companies could worsen and have an adverse effect on our bookings, revenue or growth.
All construction related projects require us to carefully select and rely on the experience of one or more designers, general contractors, and associated subcontractors during the design and construction process. Additionally, we specify performance and quality requirements for our products. Constraints to component availability, restrictions on permitted suppliers, import and export controls and supplier backlogs could lead suppliers to source from alternative providers. This could lead to increased quality defects and a failure of Equinix to meet our performance and quality requirements. Further, should a designer, general contractor, significant subcontractor or key supplier experience financial problems or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.
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
We have completed numerous acquisitions, including most recently that of three data centers in Manila, Philippines, from Total Information Management ("TIM") in 2025. We expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:
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
We are considering the acquisition or lease of additional properties and the construction of new IBX data centers beyond those expansion projects already announced. We will be required to commit substantial operational and financial resources to these IBX data centers in advance of securing customer contracts and we may not have sufficient customer demand in those markets to support these IBX data centers once they are built. In addition, unanticipated technological changes could affect customer requirements for data centers, and we may not have built such requirements into our new IBX data centers. Either of these contingencies, if they were to occur, could make it difficult for us to realize expected or reasonable returns on these investments.
Risks Related to Our Capital Needs and Capital Strategy
Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of debt and have announced our need to incur additional debt to support our planned growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of June 30, 2025, our total indebtedness (inclusive of finance lease liabilities and gross of debt issuance costs and debt discounts) was approximately $20.5 billion, our stockholders' equity was $14.1 billion and our cash, cash equivalents and short-term investments totaled $4.5 billion. In addition, as of June 30, 2025, we had approximately $3.9 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of June 30, 2025, we recorded operating lease liabilities of $1.5 billion, which represents our obligation to make lease payments under those lease arrangements.
Our substantial amount of debt and related covenants, our off-balance sheet commitments, and our intent to raise additional debt could have important consequences. For example, they could:
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2024, we established an "at the market" equity offering program (the "2024 ATM Program") to replace a previous program from 2022 which had been exhausted (the "2022 ATM Program”). Under the $2.0 billion 2024 ATM Program, we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of June 30, 2025, we had approximately $1.2 billion available for sale under the 2024 ATM Program. We have refreshed our ATM program in the past and may refresh our ATM program in the future, which may lead to additional dilution for our stockholders. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 11 within the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM programs.
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
Risks Related to Environmental Laws and Climate Change
Environmental laws and regulations may impose upon us new or unexpected costs.
We are subject to various federal, state and local environmental and health and safety laws and regulations in the United States and at our non-U.S. locations, including those relating to the generation, storage, handling and disposal of hazardous substances, regulated materials and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have arranged for, disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and other regulated materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions, refrigerants and other materials. At some of our locations, hazardous substances or regulated materials are known to be present in soil or groundwater, and there may be additional unknown hazardous substances, or regulated materials present at sites that we own, operate or lease. At some of our locations, there are land use restrictions in place relating to earlier environmental cleanups that do not materially limit our use of the sites. To the extent any hazardous substances or any other substance or material must be investigated, cleaned up or removed from our property, we may be responsible under applicable laws, permits or leases for the investigation, removal or cleanup of such substances or materials, the cost of which could be substantial.
Regulations announced by federal agencies (such as the U.S. EPA), state environmental and health and safety agencies or regulators in other countries could limit air emissions from fossil fuel-fired power plants, restrict discharges of cooling water, limit the availability of potable water and otherwise impose new operational restraints on power plants that could increase costs and reliability of electricity. Regulatory programs intended to promote increased generation of electricity from renewable sources may also increase our costs of procuring electricity. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other environmental matters arising in our business. For example, our emergency generators are subject to state, federal and country-specific regulations governing air pollutants, which could limit the operation of those generators or require the installation of new pollution control technologies. While environmental regulations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, can lead to additional capital requirements, limitations upon our operations and unexpected increased costs.
Further, greenhouse gas ("GHG") emissions regulations, carbon taxes, carbon pricing mechanisms and removal of incentives for renewable energy development and GHG reductions could also increase expenses, create unexpected costs and require investments in new technologies. To date, regulations aimed at reducing GHG emissions have not had a material adverse effect on our electricity costs, but potential new regulatory requirements and the market-driven nature of some of the programs could have a material adverse effect on our operating expenses. Non-U.S. regulations related to the environment and sustainability are expected to continue to increase and evolve and may impose upon us new or unexpected costs. The course of future and existing legislation and regulation in the U.S. and abroad remains difficult to predict, and the potential increased costs associated with national or supra-national GHG regulation and other government policies cannot be estimated at this time.
We also purchase significant amounts of electricity from generating facilities and utility companies. These facilities and utility companies are subject to environmental laws, regulations, permit requirements and policy decisions that could be subject to material change, which could result in increases in our electricity suppliers' compliance costs that may be passed through to us in the form of higher electricity costs.
Our business may be harmed by any instability in energy availability and power supply.
Potential disruptions in power supply or increased operational costs related to power may be caused by changes in energy availability, market fluctuations, regulatory changes and climatic events affecting power prices and commodities markets. Interruptions in power transmission and grid constraints could disrupt operations and increase our costs. The growing demand for data centers and power in energy constrained areas exacerbate these risks. These limitations in power supply, transmission, combined with higher energy costs, may have an adverse effect on our business.
Our business may be adversely affected by physical risks related to climate change and our response to it.
Acute physical risks and severe weather events, such as heatwaves, droughts, flooding, wildfires and storms, pose threats to our data centers by causing physical damages, power disruptions, and rising electricity costs, which may impact our ability to operate, maintain service and attract and retain customers, thereby affecting our costs and revenues. The frequency and intensity of severe weather events are reportedly increasing as part of broader climate changes. Changes in global weather patterns may also pose long-term risks of physical impacts to our business.
Interruptions in power transmission and grid constraints due to severe weather events can disrupt operations and increase costs, potentially resulting in adverse effects on our reputation or demand for our services and products. While we maintain disaster recovery and business continuity plans to allow us to recover from natural disasters or other events that can interrupt our business, we cannot be certain that our plans will work as intended to mitigate the impacts of such disasters or events. Failure to prevent impact to customers from such events could adversely affect our business.
We may fail to achieve our sustainability objectives, or may encounter objections to them, either of which may adversely affect public perception of our business and affect our relationship with our customers, regulators, our stockholders and/or other stakeholders.
We face pressure from our customers, stockholders and other stakeholders, such as the communities in which we operate, who are increasingly focused on sustainability, to prioritize clean and renewable energy procurement, reduce our carbon footprint, promote resource efficiency practices and demonstrate economic benefits to society. To address these stakeholder goals and concerns, where possible, we have established science-aligned sustainability objectives, including long-term goals of achieving 100% clean and renewable energy coverage and reducing our GHG emissions from our operations and supply chain. We also plan to continue to scale our clean and renewable energy strategy, use refrigerants that pose fewer risks of environmental impact and pursue opportunities to improve energy and water efficiency. As a result of these and other initiatives, we intend to make progress towards reducing our environmental impact, meet our sustainability objectives, as well as ensuring that our business remains viable in a low-carbon economy.

While we believe these initiatives are beneficial to our business, pursuing these sustainability objectives may involve additional costs for conducting our business. For example, developing and acting on sustainability initiatives, including collecting, measuring, and reporting sustainability data and information can be costly. Further, we have undertaken efforts to support availability of new clean and renewable energy development. These efforts may increase our costs of electricity above those that would be incurred through procurement of conventional electricity from existing sources or through conventional grids. Reducing our carbon footprint may also require physical or operational modifications that may be costly. These initiatives could adversely affect our financial position and results of operations.
There is also a risk that our sustainability objectives will not be met. It is possible that we may fail to reach our sustainability objectives in a timely manner or that our customers, stockholders, members of our communities and/or other stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. Our customers, stockholders or other stakeholders may object to our sustainability objectives or the way we seek to achieve such objectives. A failure to meet our sustainability goals, or significant controversy regarding these goals and how we achieve them, could adversely affect public perception of our business, employee morale or customer, stockholder or community support. If we do not meet our customers' or stockholders' expectations regarding those initiatives, or lose support in our communities, our business and/or our share price could be harmed.
There is some indication that sustainability goals are becoming more controversial, as some governmental entities in the U.S. and certain investor constituencies question the appropriateness of or object to sustainability initiatives. Some investors may use sustainability-related factors to guide their investment strategies and may choose not to invest in us, a factor that could tend to reduce demand for our shares and possibly affect our share price adversely. In addition, the recent change to the United States presidential administration could impact our ability to achieve our sustainability goals. We may face increased governmental scrutiny, potential enforcement actions or private litigation challenging our sustainability goals, or our disclosure of those goals. New or changing regulation or public opinion regarding our sustainability goals or our actions to achieve them may result in adverse effects on our financial performance, reputation or demand for our services and products, or may otherwise result in obligations and liabilities that cannot be predicted or estimated at this time.
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
Many countries and states have increasingly taken a more proactive approach on sustainability through the adoption of regulations that oblige corporations to make disclosures on their corporate sustainability efforts through mandatory reporting and to decarbonize their operations and supply chain. Despite there being some developments in the U.S. and the EU to deregulate or scale back the requirements on corporate sustainability efforts, it is uncertain if the regulations on corporate sustainability will be revoked permanently. For example, while the EU Stop-the-Clock Directive seeks to delay the enforcement and reduce the scale of corporate sustainability reporting under the EU Corporate Sustainability Reporting Directive (“CSRD”), the obligations under the CSRD remains valid and will have to be complied with albeit at a later date. Additionally, the global regulatory landscape on corporate sustainability reporting continues to expand in both size and complexity across other parts of the world. It is possible that compliance with the sustainability-related regulations and directives will require us to re-evaluate and make changes to our current operations and our supply chain and thus increase our cost of doing business in the relevant affected regions or countries. We may incur incremental costs to enhance our internal systems to collect the data needed to meet these regulatory requirements, including attestation standards.
In countries where there are shortages of power, land and water resources, local governments have and/or will be imposing more stringent regulations and requirements to control the growth and development of data centers in their countries. New builds and further expansion of data center operations in such markets are increasingly being evaluated and approvals (where required) may only be granted where a data center operator is not only able to demonstrate that it is efficient in its use of energy and water but also that its operations have and/or will bring positive and significant environmental, economic and social impact to the country and the local community. Our data center operations increasingly have to accommodate thermal demands of high-performance computing infrastructure at scale. Using evaporative cooling to meet these demands introduces significant water-related risks that could impact our operations, costs, and reputation. For example, many of our facilities are located in regions experiencing water stress or recurring droughts, and evaporative cooling systems can consume millions of gallons annually. In water-scarce areas, this can lead to regulatory restrictions, community opposition, or operational limitations.
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
We paid a quarterly distribution on June 18, 2025 and have declared a quarterly distribution for the third quarter of 2025 to be paid on September 17, 2025. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the settlement of reserves or required debt service or amortization payments.
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
To remain qualified for taxation as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. For example, under the Code, no more than 20% (and 25% effective January 1, 2026) of the value of the assets of a REIT may be represented by securities of one or more TRSs. Similar rules apply to other nonqualifying assets. These limitations may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain our qualification for taxation as a REIT, we must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification for taxation as a REIT, we will be subject to U.S. federal income tax at regular corporate income tax rates for our undistributed REIT taxable income, as well as U.S. federal income tax at regular corporate income tax rates for income recognized by our TRSs; we also pay taxes in the foreign jurisdictions in which our international assets and operations are held and conducted regardless of our qualification for taxation as a REIT. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.
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
Further, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes (1) the fair market value of our securities in our TRSs to exceed 20% of the fair market value of our assets (25% beginning with our 2026 tax year) or (2) the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT. Further, a substantial portion of our TRSs are overseas, and a material change in foreign currency rates could also negatively impact our ability to remain qualified for taxation as a REIT.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of June 30, 2025, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the entry into new joint venture structures, the adoption of new accounting principles and tax laws, and our overhaul of our back-office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, each of the following directors and/or officers adopted a “Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K. All trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5- (c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.

Name and Title	Date	Action	Start Date	End Date	Total Shares to be Sold
Raouf Abdel, EVP, Global Operations	5/7/2025	Adoption	12/2/2025	6/30/2026	See footnote (1)
Adaire Fox-Martin, CEO & President	5/15/2025	Adoption	12/2/2025	6/30/2026	See footnote (2)
Jonathan Lin, Chief Business Officer	5/15/2025	Adoption	12/2/2025	6/30/2026	See footnote (3)
Brandi Galvin Morandi, Chief People Officer	5/21/2025	Adoption	8/21/2025	4/30/2026	See footnote (4)
Kurt Pletcher, Chief Legal Officer	5/5/2025	Adoption	12/2/2025	6/30/2026	See footnote (5)
Keith Taylor, Chief Financial Officer	5/21/2025	Adoption	8/25/2025	4/30/2026	See footnote (6)

(1)Mr. Abdel’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding relating to awards totaling up to 9,756 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2025 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(2)Ms. Fox-Martin’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding relating to awards totaling up to 29,932 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2025 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding.
(3)Mr. Lin’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding purposes relating to awards totaling up to 8,828 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2025 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(4)Ms. Morandi’s plan includes (a) 1,124 shares and (b) subject to the achievement of performance conditions, the potential sale of shares for tax withholding relating to awards totaling up to 10,515 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2025 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(5)Mr. Pletcher’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding purposes relating to awards totaling up to 6,690 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2025 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(6)Mr. Taylor’s plan includes (a) 2,000 shares and (b) subject to the achievement of performance conditions, the potential sale of shares for tax withholding relating to awards totaling up to 16,474 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2025 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No. 2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No. 3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/13/2023	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	12/5/2017	4.1

4.3	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.4

4.4	Form of 2.900% Senior Note due 2026 (See Exhibit 4.3)

4.5	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.6

4.6	Form of 3.200% Senior Note due 2029 (See Exhibit 4.5)	8-K	6/22/2020

4.7	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.2

4.8	Form of 1.250% Senior Note due 2025 (See Exhibit 4.7)

4.9	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.4

4.10	Form of 1.800% Senior Note due 2027 (See Exhibit 4.9)

4.11	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.6

4.12	Form of 2.150% Senior Note due 2030 (see Exhibit 4.11)

4.13	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.8

4.14	Form of 3.000% Senior Note due 2050 (See Exhibit 4.13)

4.15	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.2

4.16	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.15)

4.17	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.4

4.18	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.17)

4.19	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.6

4.20	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.19)

4.21	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.2

4.22	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.21)

4.23	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.4

4.24	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.23)

4.25	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.2

4.26	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.25)

4.27	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.4

4.28	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.27)

4.29	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.6

4.30	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.29)

4.31	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.8

4.32	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.31)

4.33	Twentieth Supplemental Indenture, dated as of April 5, 2022, between Equinix, Inc. and U.S. Bank Trust Company National Association, as Trustee.	8-K	4/5/2022	4.2

4.34	Form of 3.900% Senior Notes due 2032 (included in Exhibit 4.33)

4.35	Notes Purchase Agreement, dated February 7, 2023, and issued by Equinix Japan K.K. and Equinix, Inc. as Parent Guarantor.	10-Q	3/31/2023	4.39

4.36	Terms and Conditions of the Swiss Francs bonds due September 12, 2028, issued by Equinix Europe 1 Financing Corporation LLC and guaranteed by Equinix, Inc. as Guarantor.	10-Q	9/30/2023	4.40

4.37	Indenture, dated as of March 18, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.	POSASR	3/18/2024	4.40

4.38	First Supplemental Indenture, dated as of May 30, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.	8-K	5/30/2024	4.20

4.39	Form of 5.500% Senior Note due 2034 (included in Exhibit 4.38)

4.40	Bond Purchase and Paying Agency Agreement dated September 2, 2024 between Equinix Europe 1 Financing Corporation LLC and Equinix, Inc. as Guarantor and BNP Paribas (Suisse) SA as Swiss Paying Agent and Deutsche Bank AG London Branch as Joint Lead Managers.	10-Q	9/30/2024	4.42

4.41	Second Supplemental Indenture, dated as of September 3, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	9/3/2024	4.2

4.42	Form of 3.650% Senior Note due 2033 (included in Exhibit 4.41)	8-K	9/3/2024	4.3

4.43	Third Supplemental Indenture, dated as of November 22, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	11/22/2024	4.2

4.44	Form of 3.250% Senior Note due 2031 (included in Exhibit 4.43)	8-K	11/22/2024	4.3

4.45	Fourth Supplemental Indenture, dated as of November 22, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	11/22/2024	4.4

4.46	Form of 3.625% Senior Note due 2034 (included in Exhibit 4.45)	8-K	11/22/2024	4.5

4.47	Fifth Supplemental Indenture, dated as of May 19, 2025, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	5/19/2025	4.2

4.48	Form of 3.250% Senior Note due 2029 (included in Exhibit 4.47)	8-K	5/19/2025	4.3

4.49	Sixth Supplemental Indenture, dated as of May 19, 2025, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	5/19/2025	4.4

4.50	Form of 4.000% Senior Note due 2034 (included in Exhibit 4.49)	8-K	5/19/2025	4.5

4.51	Terms and Conditions of the U.S. $3,000,000,000 Euro Medium Term Note Program, established February 28, 2025, by Equinix Asia Financing Corporation Pte. Ltd. and guaranteed by Equinix, Inc.	10-Q	3/31/2025	4.47

4.52	Pricing Supplement, dated March 6, 2025, for the 3.500% Singapore Dollar Senior Notes due 2030 issued under the U.S. $3,000,000,000 Euro Medium Term Note Program.	10-Q	3/31/2025	4.48

4.53	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.54	Description of Securities.	10-K	12/31/2024	4.5

10.1	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

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
		10-K	12/31/2021	10.22

10.3	First Amendment and Joinder to Credit Agreement dated April 4, 2025 by and among Equinix, Inc., Bank of America, N.A., as administrative agent, lender and L/C issuer, the lenders, Equinix Europe 1 Financing Corporation LLC and Equinix Europe 2 Financing Corporation LLC Securities.	10-Q	3/31/2025	10.3

10.4**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.5**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2021	10.2

10.6**	2020 Equity Incentive Plan.	DEF 14A	4/10/2025	Appendix B

10.7**	Equinix, Inc. 2004 Employee Stock Purchase Plan.	DEF 14A	4/12/2024	Appendix B

10.8**	2023 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.15

10.9**	2023 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.16

10.10**	2023 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.17

10.11**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.34

10.12**	2024 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.35

10.13**	2024 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.36
10.14**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.33
10.15**	2024 Form of TSR Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.34

10.16**	2024 Form of Time-Based Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.35

10.17**	2025 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2025	10.20

10.18**	2025 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2025	10.21

10.19**	2025 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2025	10.22

10.20**	2025 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Adaire Fox-Martin.	10-Q	3/31/2025	10.23

10.21**	2025 Form of TSR Restricted Stock Unit Agreement for Adaire Fox-Martin.	10-Q	3/31/2025	10.24

10.22**	2025 Form of Time-Based Restricted Stock Unit Agreement for Adaire Fox-Martin.	10-Q	3/31/2025	10.25

10.23**	2025 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2025	10.27

10.24**	Offer Letter between Equinix, Inc. and Adaire Fox-Martin, dated as of March 7, 2024.	8-K	3/7/2024	10.1

10.25**	Form of Severance Agreement between Equinix, Inc. and Adaire Fox-Martin.	8-K	3/7/2024	10.2

10.26**	Executive Chairman Agreement between Equinix, Inc. and Charles Meyers, dated as of March 7, 2024.	8-K	3/7/2024	10.3

10.27**	Amendment to Executive Chairman Agreement between Equinix, Inc. and Charles Meyers, dated as of March 11, 2025.	10-Q	3/31/2025	10.31

10.28**	Special Advisor to the Board Agreement between Equinix, Inc. and Peter Van Camp, dated March 7, 2024.	10-Q	3/31/2024	10.45

10.29**	Severance Agreement between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.30**	Severance Agreement between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.31**	Change in Control Severance Agreement between Equinix, Inc and Jon Lin dated January 2, 2022.	10-K	12/31/2022	10.24

10.32**	Change in Control Severance Agreement between Equinix, Inc and Kurt Pletcher, dated September 27, 2022.	10-Q	9/30/2024	10.36

10.33**	Change in Control Severance Agreement between Equinix, Inc and Raouf Abdel, dated October 3, 2019.	10-Q	9/30/2024	10.37

10.34**	Offer Letter between Equinix, Inc. and Michael Shane Paladin, dated June, 26, 2025.				X

19.1	Equinix, Inc. Securities Trading Policy.	10-K	12/31/2024	19.1

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	12/31/2024	23.1

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Equinix, Inc. Compensation Recoupment Policy.	10-K	12/31/2023	97.1

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: July 30, 2025
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)