Form 10-Q
period 2025-09-30
EQUINIX INC
filed 2025-10-29
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of October 28, 2025 was 98,186,078.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,077	$3,081
Short-term investments	854	527
Accounts receivable, net of allowance of $17 and $19	1,144	949
Other current assets	891	890
Total current assets	4,966	5,447
Property, plant and equipment, net	21,897	19,249
Operating lease right-of-use assets	1,439	1,419
Goodwill	5,945	5,504
Intangible assets, net	1,331	1,417
Other assets	2,482	2,049
Total assets	$38,060	$35,085
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,275	$1,193
Accrued property, plant and equipment	482	387
Current portion of operating lease liabilities	159	144
Current portion of finance lease liabilities	157	189
Current portion of mortgage and loans payable	17	5
Current portion of senior notes	699	1,199
Other current liabilities	280	232
Total current liabilities	3,069	3,349
Operating lease liabilities, less current portion	1,334	1,331
Finance lease liabilities, less current portion	2,140	2,086
Mortgage and loans payable, less current portion	687	644
Senior notes, less current portion	15,789	13,363
Other liabilities	861	760
Total liabilities	23,880	21,533
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	25	25
Common stockholders’ equity (shares in thousands):
Common stock, $0.001 par value per share: 300,000 shares authorized; 98,250 issued and 98,187 outstanding in 2025 and 97,390 issued and 97,287 outstanding in 2024	—	—
Additional paid-in capital	21,503	20,895
Treasury stock, at cost; 63 shares in 2025 and 103 shares in 2024	(24)	(39)
Accumulated dividends	(11,737)	(10,342)
Accumulated other comprehensive loss	(1,419)	(1,735)
Retained earnings	5,834	4,749
Total common stockholders' equity	14,157	13,528
Non-controlling interests	(2)	(1)
Total stockholders’ equity	14,155	13,527
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$38,060	$35,085
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
Revenues	$2,316	$2,201	$6,797	$6,487
Costs and operating expenses:
Cost of revenues	1,142	1,098	3,310	3,271
Sales and marketing	219	237	669	682
General and administrative	470	434	1,359	1,315
Restructuring charges	5	—	17	—
Transaction costs	3	7	12	12
Impairment charges	4	—	5	—
(Gain) loss on asset sales	(1)	—	(1)	(18)
Total costs and operating expenses	1,842	1,776	5,371	5,262
Income from operations	474	425	1,426	1,225
Interest income	53	35	152	88
Interest expense	(128)	(117)	(385)	(331)
Other income (expense)	—	7	2	(6)
Gain (loss) on debt extinguishment	—	—	1	(1)
Income before income taxes	399	350	1,196	975
Income tax expense	(25)	(54)	(112)	(147)
Net income	374	296	1,084	828
Net (income) loss attributable to non-controlling interests	—	1	1	1
Net income attributable to common stockholders	$374	$297	$1,085	$829
Earnings per share (“EPS”) attributable to common stockholders:
Basic EPS	$3.82	$3.11	$11.10	$8.73
Weighted-average shares for basic EPS (in thousands)	97,982	95,394	97,777	94,992
Diluted EPS	$3.81	$3.10	$11.07	$8.69
Weighted-average shares for diluted EPS (in thousands)	98,174	95,731	98,037	95,350
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
Net income	$374	$296	$1,084	$828
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment ("CTA"):
CTA gain (loss)	(96)	421	728	(15)
Income tax effects	—	—	—	—
CTA gain (loss), net of tax	(96)	421	728	(15)
Change in net investment hedge CTA gain (loss):
Net investment hedge CTA gain (loss)	45	(138)	(328)	16
Income tax effects	—	—	(5)	—
Net investment hedge CTA gain (loss), net of tax	45	(138)	(333)	16
Change in unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on cash flow hedges	42	(37)	(116)	1
Income tax effects	(11)	12	37	5
Unrealized gain (loss) on cash flow hedges, net of tax	31	(25)	(79)	6
Total other comprehensive income (loss), net of tax	(20)	258	316	7
Comprehensive income, net of tax	354	554	1,400	835
Net (income) loss attributable to non-controlling interests	—	1	1	1
Comprehensive income attributable to common stockholders	$354	$555	$1,401	$836
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$1,084	$828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,515	1,509
Stock-based compensation	370	348
Impairment charges	5	—
(Gain) loss on asset sales	(1)	(18)
Other operating activities	21	70
Changes in operating assets and liabilities:
Accounts receivable	(180)	(153)
Income taxes, net	(91)	(14)
Operating lease right-of-use assets	122	117
Operating lease liabilities	(113)	(102)
Accounts payable and accrued expenses	(49)	(98)
Other assets and liabilities	84	(219)
Net cash provided by operating activities	2,767	2,268
Cash flows from investing activities:
Purchases of equity investments	(54)	(65)
Distributions from equity investments	17	—
Purchases of short-term investments	(1,092)	(450)
Maturity of short-term investments	770	—
Business acquisitions, net of cash acquired	(182)	—
Real estate acquisitions	(391)	(287)
Purchases of other property, plant and equipment	(2,875)	(2,079)
Proceeds from sale of assets, net of cash transferred	—	247
Settlement of foreign currency hedges	95	—
Investment in loan receivable	(62)	(196)
Loan receivable upfront fee	—	4
Net cash used in investing activities	(3,774)	(2,826)
Cash flows from financing activities:
Proceeds from employee equity programs	95	92
Payment of dividends	(1,395)	(1,230)
Proceeds from public offering of common stock, net of issuance costs	99	976
Proceeds from senior notes, net of debt discounts	2,566	1,524
Repayment of finance lease liabilities	(111)	(101)
Contribution from non-controlling interest	3	4
Repayment of senior notes	(1,200)	—
Other financing activities	(10)	(20)
Net cash provided by financing activities	47	1,245
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	43	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(917)	680
Cash, cash equivalents and restricted cash at beginning of period	3,082	2,096
Cash, cash equivalents and restricted cash at end of period	$2,165	$2,776

Cash and cash equivalents	$2,077	$2,776
Current portion of restricted cash included in other current assets	60	—
Non-current portion of restricted cash included in other assets	28	—
Total cash, cash equivalents and restricted cash at end of period	$2,165	$2,776
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
Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform with current year presentation.
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
Our effective tax rates were 9.4% and 15.1% for the nine months ended September 30, 2025 and 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, making permanent or extending key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic R&D expensing, business interest expense limitations and the qualified business income deduction for ordinary REIT dividends. The OBBBA also revises international tax rules such as the global intangible low-taxed income inclusion and raises the REIT asset threshold for taxable REIT subsidiaries from 20% to 25%, effective for tax years beginning after December 31, 2025. The legislation does not have a material impact on our income tax position.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06: Targeted Improvements to the Accounting for Internal-Use Software. The ASU is intended to increase the operability of the recognition guidance for internal-use software considering different methods of software development. The ASU is effective for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The ASU permits prospective, retrospective or modified retrospective application. We are currently evaluating the extent of the impact of this ASU on our condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In November 2024, the FASB issued ASU 2024-03: Disaggregation of Income Statement Expenses ("DISE"). The ASU requires additional disclosure of the nature of expenses included in the income statement. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are currently evaluating the extent of the impact of this ASU on disclosures in our condensed consolidated financial statements.
In December 2023, FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The ASU is effective for annual reporting periods beginning after December 15, 2024 and will be applied prospectively, with retrospective application and early adoption both permitted. We are currently evaluating the extent of the impact of this ASU on disclosures in our condensed consolidated financial statements.
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
2.    Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2025	$949	$102	$113	$123	$150
Closing balances as of September 30, 2025	1,144	61	103	128	173
Increase (Decrease)	$195	$(41)	$(10)	$5	$23

(1)    The net change in our allowance for credit losses was insignificant during the nine months ended September 30, 2025.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the nine months ended September 30, 2025 from the opening deferred revenue balance as of January 1, 2025 was $78 million. The amount of revenue recognized during the nine months ended September 30, 2024 from the opening deferred revenue balance as of January 1, 2024 was $73 million.
Remaining performance obligations
Approximately $12.7 billion of revenues, including deferred installation revenues, are expected to be recognized in future periods related to unsatisfied performance obligations as of September 30, 2025. Most of our revenue contracts have an initial term varying from one to five years, and thereafter automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 65% of our remaining performance

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployment dates, contract modifications, scheduled price increases, renewals and/or terminations.
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
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented ($ in millions except per share data; share data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$374	$296	$1,084	$828
Net (income) loss attributable to non-controlling interests	—	1	1	1
Net income attributable to common stockholders	$374	$297	$1,085	$829

Weighted-average shares used to calculate basic EPS	97,982	95,394	97,777	94,992
Effect of dilutive securities:
Employee equity awards	192	337	260	358
Weighted-average shares used to calculate diluted EPS	98,174	95,731	98,037	95,350

EPS attributable to common stockholders:
Basic EPS	$3.82	$3.11	$11.10	$8.73
Diluted EPS	$3.81	$3.10	$11.07	$8.69
The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock related to employee equity awards	272	216	187	473
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
We incurred insignificant transaction costs and recognized insignificant revenues and net income from the TIM Acquisition during the three and nine months ended September 30, 2025.

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
As of September 30, 2025, we had not finalized the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the TIM Acquisition, including property, plant and equipment, intangible assets and the related tax impacts; therefore, the purchase price allocation is based on provisional estimates subject to management's continued analysis.
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
The following table summarizes our equity method investments, which are included in other assets on the condensed consolidated balance sheets (in millions):

Investee	Ownership Percentage	September 30, 2025	December 31, 2024
EMEA 1 Joint Venture	20%	$141	$131
VIE Joint Ventures (1)	20%	446	374
Other	Various	14	14
Total		$601	$519

(1)Includes investments in the following xScale joint ventures in each of our three regions: "Asia-Pacific 1 Joint Venture", "Asia-Pacific 2 Joint Venture", "Asia-Pacific 3 Joint Venture", "EMEA 2 Joint Venture", "AMER 1 Joint Venture" and "AMER 2 Joint Venture". These investments share a similar purpose, design and nature of assets.
EMEA 1 Joint Venture
The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the three and nine months ended September 30, 2025 and 2024 and was included in other income (expense) in our condensed consolidated statements of operations.
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
The following table summarizes our share of income (losses) related to equity method investments from the VIE Joint Ventures, which were included in other income (expense) in our condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share of income (losses)	$(5)	$(3)	$(11)	$(14)
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of September 30, 2025 (in millions):

VIE Joint Ventures
Equity Investment	$446
Outstanding Accounts Receivable	42
Other Receivables	32
Contract Assets	56
Loan Commitment (1)	392
Future Equity Contribution Commitments (2)	92
Maximum Future Payments under Debt Guarantees (3)	41
Total	$1,101

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
AMER 3 Joint Venture
On October 1, 2024, we entered into an agreement to form a joint venture to develop and operate xScale data centers in the Americas region (the "AMER 3 Joint Venture"), subject to regulatory approval and other closing conditions which were satisfied on October 30, 2024. As of September 30, 2025 there have been no equity contributions made to the AMER 3 Joint Venture.
Joint Venture Related Party Transactions
Concurrent with the closing of the AMER 2 Joint Venture, we entered into a loan agreement (the "AMER 2 Loan") with the AMER 2 Joint Venture, as a lender, with a maximum commitment of $392 million and a maturity date of April 10, 2028. We received an upfront fee of $4 million in connection with the origination of the loan, and earn interest at a contractual rate of 10% per annum on the drawn portion plus an unused commitment fee of 0.75% per annum on the undrawn portion, each payable quarterly. The term of the loan may be extended at the option of the borrower for one additional year subject to an extension fee, and may be prepaid subject to a penalty if such prepayment occurs within the first 18 months of issuance. The AMER 2 Loan is secured by the assets of the AMER 2 Joint Venture, including the SV12x data center site. The equity partners of the AMER 2 Joint Venture have provided limited guarantees in connection with the AMER 2 Loan, which require payments to the lender proportionately upon certain occurrences, such as a shortfall in capital necessary to complete construction or to make interest payments. Additionally, the equity partners may be liable for repayment of up to the entire debt balance upon the occurrence of certain adverse acts such as a non-permitted transfer of the SV12x data center site. The AMER 2 Loan was negotiated at arm's length. We have assessed the credit risk associated with the AMER 2 Loan to be low and the allowance for credit loss as of September 30, 2025 is insignificant. The maximum amount of credit loss we are exposed to is the outstanding principal, plus accrued interest and unused commitment fees. As of September 30, 2025, the total amount outstanding under the AMER 2 Loan, net of the unamortized upfront fee, was $319 million. Additional amounts may be drawn down by the borrower periodically as needed for the continuation of development and other working capital needs.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the income and expenses from these arrangements with the Joint Ventures in our condensed consolidated statements of operations (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Nature of Transaction	2025	2024	2025	2024
EMEA 1 Joint Venture	Income (1)	$7	$7	$19	$19
EMEA 1 Joint Venture	Expenses (2)	6	4	14	11
VIE Joint Ventures	Income (3)	23	73	113	172
VIE Joint Ventures	Expenses (4)	4	1	9	2

(1)Primarily consists of revenues related to service arrangements as described above.
(2)Primarily consists of rent expenses for a sub-lease agreement with the EMEA 1 Joint Venture for a London data center with a remaining lease term of approximately 14 years as of September 30, 2025.
(3)Primarily consists of revenues related to service arrangements as described above and also includes interest income earned on the AMER 2 Loan during the three months ended September 30, 2025 and 2024 of $9 million and $6 million, respectively, and during the nine months ended September 30, 2025 and 2024 of $23 million and $11 million, respectively.
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
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our condensed consolidated balance sheets (in millions):

	EMEA 1 Joint Venture		VIE Joint Ventures
Balance Sheet	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Accounts receivable, net	$22	$4	$42	$50
Other current assets (1)	5	19	73	128
Property, plant and equipment, net (2)	147	145	70	74
Operating lease right-of-use assets	2	2	31	2
Other assets (3)	—	—	337	302
Other current liabilities	5	5	11	10
Finance lease liabilities	119	164	76	78
Operating lease liabilities	2	2	28	2
Other liabilities (4)	14	48	11	11

(1)The balance primarily relates to contract assets and other receivables.
(2)The balance relates to finance lease right-of-use assets.
(3)The balance primarily relates to contract assets and the AMER 2 Loan receivable.
(4)The balance as of December 31, 2024 primarily relates to the obligation to pay for future construction for certain sites sold as a part of the EMEA 1 Joint Venture transaction. This obligation was settled in the third quarter of 2025 through a non-cash transfer of construction assets to the EMEA 1 Joint Venture. The asset transfer also resulted in a partial settlement of the finance lease liabilities balance with the EMEA 1 Joint Venture.
6.    Derivatives and Hedging Instruments
Derivatives and Other Instruments Designated as Hedging Instruments
Net Investment Hedges
Foreign Currency Debt: We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
September 30, 2025 and December 31, 2024, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $1.6 billion and $1.0 billion, respectively.
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
Embedded Derivatives: Certain of our customer agreements that are priced in currencies different from the functional or local currencies of the parties involved are deemed to have foreign currency forward contracts embedded in them. These embedded derivatives are separated from their host contracts and carried on our balance sheet at their fair value. The majority of these embedded derivatives arise as a result of our foreign subsidiaries pricing their customer contracts in U.S. dollars. We use these forward contracts embedded within our customer agreements to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of September 30, 2025 and December 31, 2024, the total remaining contract value of such customer agreements outstanding under this hedging program was $186 million and $213 million, respectively.
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
As of September 30, 2025, our foreign currency forward contracts had maturity dates ranging from October 2025 to December 2027 and we had a net loss of $55 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months. As of December 31, 2024, our foreign currency forward contracts had maturity dates ranging from January 2025 to December 2026 and we had a net gain of $38 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the 12 months following December 31, 2024.
Cross-currency Interest Rate Swaps: We use cross-currency swaps, designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated variable-rate debt and our U.S. dollar-denominated fixed-rate debt issued by our foreign subsidiaries. As of September 30, 2025, these cross-currency interest rate swaps had maturity dates ranging from March 2026 to June 2034. We had a net gain of $9 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months. As of December 31, 2024, our cross-currency interest rate swaps had maturity dates ranging from March 2026 to June 2034. We had a net gain of $13 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the 12 months following December 31, 2024. We use the spot method to assess hedge effectiveness. Fair value changes from spot rates are recognized in other

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
comprehensive income initially and immediately reclassified to earnings to offset the gain or loss from remeasuring the associated debt. We exclude time value and cross currency basis spread from the assessment of hedge effectiveness and recognize the excluded component in interest expense through the swap accrual process. The difference between fair value changes of the excluded component and the amount amortized is recognized in other comprehensive income (loss).
Interest Rate Locks: We hedge the interest rate exposure created by anticipated fixed-rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of both September 30, 2025 and December 31, 2024, we had no interest rate locks outstanding. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of both September 30, 2025 and December 31, 2024, we had a net gain of $3 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the 12 months following September 30, 2025 and December 31, 2024, respectively, for interest rate locks.
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

	September 30, 2025			December 31, 2024
	Notional Amount (1)	Fair Value		Notional Amount (1)	Fair Value
		Assets (2)	Liabilities (3)		Assets (2)	Liabilities (3)
Net investment hedges:
Foreign currency forward contracts	$1,648	$23	$6	$966	$39	$17
Cross-currency interest rate swaps	771	6	32	1,986	189	1
Cash flow hedges:
Foreign currency forward contracts	1,631	1	91	1,365	53	—
Cross-currency interest rate swaps	1,030	55	48	1,030	48	—
Non-designated derivatives:
Foreign currency forward contracts	2,204	4	17	3,536	80	9
Cross-currency interest rate swaps	1,211	142	9	1,395	182	45
Total	$8,495	$231	$203	$10,278	$591	$72

(1)Excludes embedded derivatives.
(2)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(3)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Impact on Accumulated Other Comprehensive Income (Loss)
The pre-tax gains (losses) from hedging instruments recognized in accumulated other comprehensive income (loss) were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net investment hedges:
Foreign currency debt	$11	$(39)	$(141)	$(5)
Foreign currency forward contracts (included component)	28	(36)	(17)	(1)
Foreign currency forward contracts (excluded component)	1	3	1	3
Cross-currency interest rate swaps (included component)	—	(82)	(190)	2
Cross-currency interest rate swaps (excluded component)	5	16	19	17
Total	$45	$(138)	$(328)	$16

Cash flow hedges:
Foreign currency forward contracts	$42	$(46)	$(143)	$(17)
Cross-currency interest rate swaps (excluded component)	2	9	28	17
Interest rate locks	(2)	—	(1)	1
Total	$42	$(37)	$(116)	$1

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Impact on Earnings
The gains (losses) from derivative instruments recognized in earnings, and the location of such gains (losses) in our condensed consolidated statements of operations were as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain (loss)	2025	2024	2025	2024
Net investment hedges:
Foreign currency forward contracts (excluded component)	Interest expense	$6	$3	$11	$8
Cross-currency interest rate swaps (excluded component)	Interest expense	2	6	10	21
Total		$8	$9	$21	$29

Cash flow hedges:
Foreign currency forward contracts	Revenues	$(27)	$3	$(21)	$8
Foreign currency forward contracts	Costs and operating expenses	12	(2)	9	(4)
Cross-currency interest rate swaps (excluded component)	Interest expense	3	3	10	4
Cross-currency interest rate swaps (included component)	Other income (expense)	(4)	(10)	(68)	(3)
Interest rate locks	Interest expense	1	—	2	—
Total		$(15)	$(6)	$(68)	$5

Non designated hedges:
Foreign currency forward contracts	Other income (expense)	$(6)	$(70)	$(109)	$(4)
Cross-currency interest rate swaps	Other income (expense)	22	(18)	(32)	(8)
Total		$16	$(88)	$(141)	$(12)

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

	Gross Amounts	Gross Amounts Offset in the Balance Sheets	Net Amounts	Gross Amounts Not Offset in the Balance Sheets	Net
September 30, 2025
Derivative assets	$248	$—	$248	$(82)	$166
Derivative liabilities	217	—	217	(82)	135

December 31, 2024
Derivative assets	$605	$—	$605	$(75)	$530
Derivative liabilities	79	—	79	(75)	4
7.    Fair Value Measurements
We perform fair value measurements in accordance with ASC 820, Fair Value Measurement, which establishes three levels of inputs that we use to measure fair value:
•Level 1: quoted prices in active markets for identical assets or liabilities.
•Level 2: observable inputs (e.g., spot rates and other data from third-party pricing vendors for our derivative instruments, credit rating and current prices of similar debt instruments that are publicly traded for our debt instruments) other than quoted market prices included within Level 1 that are observable, either directly or indirectly, for the assets or liabilities.
•Level 3: unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities, including indicative pricing from third parties for similar instruments and asset-specific yield adjustments for elements such as credit risk.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair values of certain financial assets and liabilities were as follows (in millions):

	September 30, 2025				December 31, 2024
	Fair Value	Fair Value Measurement Using			Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1,369	$1,369	$—	$—	$2,401	$2,401	$—	$—
Time deposits (2)	600	44	556	—	642	115	527	—
U.S. government securities (3)	299	—	299	—	—	—	—	—
Loan receivable (4)	345	—	—	345	280	—	—	280
Derivative instruments (5)	231	—	231	—	591	—	591	—
Total	$2,844	$1,413	$1,086	$345	$3,914	$2,516	$1,118	$280
Liabilities:
Derivative instruments (5)	$203	$—	$203	$—	$72	$—	$72	$—
Mortgage and loans payable (6)	706	—	706	—	654	—	654	—
Senior notes (6)	15,605	15,124	481	—	13,342	12,851	491	—
Total	$16,514	$15,124	$1,390	$—	$14,068	$12,851	$1,217	$—

(1)Instruments are included within cash and cash equivalents in our condensed consolidated balance sheets, and are measured at fair value.
(2)Instruments are included within cash and cash equivalents and short-term investments in our condensed consolidated balance sheets, and are measured at amortized cost.
(3)Instruments are included within short-term investments in our condensed consolidated balance sheets, and are measured at amortized cost. All of our U.S. government securities are held to maturity and mature within one year. As of September 30, 2025, no allowance for credit losses was recorded for these securities and there are insignificant unrecognized gains and losses.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
8.    Leases
Lease Expenses
The components of lease expenses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease cost
Amortization of right-of-use assets (1)	$47	$44	$138	$135
Interest on lease liabilities	30	28	91	83
Total finance lease cost	77	72	229	218

Operating lease cost	60	57	178	169
Variable lease cost	26	21	67	58
Total lease cost	$163	$150	$474	$445

(1)    Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in our condensed consolidated statements of operations.
Other Information
Other information related to leases is presented in the following tables (in millions):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$88	$80
Operating cash flows from operating leases	169	154
Financing cash flows from finance leases	111	101

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$121	$228
Operating leases	74	144

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term - finance leases (2)	13 years	14 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	5%	5%
Finance lease right-of-use assets (3)	$2,225	$2,158

(1)Represents all non-cash changes in right-of-use assets.
(2)Includes lease renewal options that are reasonably certain to be exercised.
(3)As of September 30, 2025 and December 31, 2024, we have recorded accumulated amortization of finance lease right-of-use assets of $1.1 billion and $964 million, respectively. Finance lease assets are recorded within property, plant and equipment, net in our condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturities of Lease Liabilities
The maturities of our lease liabilities as of September 30, 2025 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2025 (3 months remaining)	$49	$62	$111
2026	232	274	506
2027	214	278	492
2028	182	266	448
2029	152	257	409
Thereafter	1,216	2,173	3,389
Total lease payments	2,045	3,310	5,355
Less imputed interest	(552)	(1,013)	(1,565)
Total	$1,493	$2,297	$3,790
We entered into agreements with various landlords, primarily to lease data center spaces and ground leases, which have not yet commenced as of September 30, 2025. These leases are expected to commence between 2025 and 2027, with lease terms of 2 to 99 years and total lease commitments of approximately $94 million.
9.    Debt Facilities
Mortgage and Loans Payable
Our mortgage and loans payable balance consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Term loans	$674	$628
Mortgage payable and other loans payable	30	21
	704	649
Less current portion	(17)	(5)
Total	$687	$644
Senior Credit Facility
In 2022, we entered into a credit agreement with a group of lenders for a senior unsecured credit facility, comprised of a $4.0 billion senior unsecured multicurrency revolving credit facility (the "2022 Revolving Facility") and a £500 million senior unsecured term loan facility (the "2022 Term Loan Facility").
As of September 30, 2025, we had 42 irrevocable letters of credit totaling $45 million issued and outstanding under the 2022 Revolving Facility, with approximately $4.0 billion remaining available to borrow under the 2022 Revolving Facility. As of September 30, 2025 and December 31, 2024, unamortized debt issuance costs for the 2022 Revolving Facility of $2 million and $3 million, respectively, were presented in other assets in our condensed consolidated balance sheets.
As of September 30, 2025 and December 31, 2024, the total amounts outstanding under the 2022 Term Loan Facility, net of debt issuance costs, were $672 million and $625 million, respectively.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
Our senior notes balance consisted of the following (in millions):

	September 30, 2025		December 31, 2024
	Amount	Effective Rate	Amount	Effective Rate
1.250% Senior Notes due 2025	$—	—%	$500	1.46%
1.000% Senior Notes due 2025	—	—%	700	1.18%
1.450% Senior Notes due 2026	700	1.64%	700	1.64%
2.900% Senior Notes due 2026	600	3.04%	600	3.04%
0.250% Euro Senior Notes due 2027	587	0.45%	518	0.45%
1.800% Senior Notes due 2027	500	1.96%	500	1.96%
1.550% Senior Notes due 2028	650	1.67%	650	1.67%
2.000% Senior Notes due 2028	400	2.21%	400	2.21%
2.875% Swiss Franc Senior Notes due 2028	377	3.05%	331	3.05%
3.250% Euro Senior Notes due 2029	881	3.45%	—	—%
1.558% Swiss Franc Senior Notes due 2029	125	1.79%	110	1.79%
3.200% Senior Notes due 2029	1,200	3.30%	1,200	3.30%
3.500% Singapore Dollar Senior Notes due 2030	388	3.67%	—	—%
2.150% Senior Notes due 2030	1,100	2.27%	1,100	2.27%
3.250% Euro Senior Notes due 2031	763	3.46%	673	3.46%
2.500% Senior Notes due 2031	1,000	2.65%	1,000	2.65%
3.900% Senior Notes due 2032	1,200	4.07%	1,200	4.07%
2.900% Singapore Dollar Senior Notes due 2032	504	3.01%	—	—%
1.000% Euro Senior Notes due 2033	704	1.18%	622	1.18%
3.650% Euro Senior Notes due 2033	704	3.78%	622	3.78%
4.000% Euro Senior Notes due 2034	881	4.17%	—	—%
5.500% Senior Notes due 2034	750	5.74%	750	5.74%
3.625% Euro Senior Notes due 2034	587	3.75%	518	3.75%
2.000% Japanese Yen Senior Notes Series A due 2035	255	2.07%	239	2.07%
2.130% Japanese Yen Senior Notes Series C due 2035	100	2.20%	94	2.20%
2.370% Japanese Yen Senior Notes Series B due 2043	69	2.42%	65	2.42%
2.570% Japanese Yen Senior Notes Series D due 2043	31	2.62%	29	2.62%
2.570% Japanese Yen Senior Notes Series E due 2043	68	2.62%	64	2.62%
3.000% Senior Notes due 2050	500	3.09%	500	3.09%
2.950% Senior Notes due 2051	500	3.00%	500	3.00%
3.400% Senior Notes due 2052	500	3.50%	500	3.50%
	16,624		14,685
Less amount representing unamortized debt issuance costs and debt discounts	(136)		(123)
	16,488		14,562
Less current portion	(699)		(1,199)
Total	$15,789		$13,363
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
2.900% Singapore Dollar Senior Notes due 2032
On August 21, 2025, we issued SGD650 million, or approximately $500 million, at the exchange rate in effect on that date, aggregate principal amount of 2.900% senior notes due September 15, 2032 (the "2032 SGD Notes"). Interest on the notes is payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026. Total debt discounts and debt issuance costs related to the 2032 SGD Notes were $3 million.
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable and senior notes, gross of debt issuance costs and debt discounts, as of September 30, 2025 (in millions):

Years ending:
2025 (3 months remaining)	$13
2026	1,305
2027	1,764
2028	1,432
2029	2,210
Thereafter	10,604
Total	$17,328
Interest Charges
Other information related to interest is presented in the following tables (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$128	$117	$385	$331
Interest capitalized	26	9	51	27
Interest charges incurred	$154	$126	$436	$358

			Nine Months Ended September 30,
			2025	2024
Interest paid in cash, net of capitalized interest			$324	$313
10.    Commitments and Contingencies
Purchase Commitments
As a result of our various IBX data center developments, as of September 30, 2025 we were contractually committed for approximately $6.7 billion of unaccrued capital expenditures, primarily for real estate purchases, IBX infrastructure equipment not yet delivered and labor not yet provided. We also had numerous other non-capital

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
purchase commitments in place as of September 30, 2025, such as commitments to purchase power in select locations through the remainder of 2025 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2025 and thereafter. Such other miscellaneous purchase commitments totaled approximately $2.0 billion as of September 30, 2025. For further information on our equity method investment commitments and lease commitments, see Note 5 and Note 8, respectively, above.
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
On May 2, 2024, a putative stockholder class action was filed against the Company and certain of our officers in the United States District Court for the Northern District of California. The named plaintiff alleges violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5, and Section 20(a) of the Exchange Act, on the basis that the defendants allegedly made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified damages, attorneys' fees, other expenses and costs. We filed a motion to dismiss the lawsuit on October 10, 2024. The motion was granted in part on January 6, 2025. On July 15, 2025, the parties entered a Stipulation of Settlement to resolve the action. The Court granted preliminary approval of the settlement on September 4, 2025. The settlement remains subject to final court approval, to be addressed at a hearing on December 18, 2025. We expect the amount paid in settlement to be fully covered by our insurance. As of September 30, 2025, we have recorded a settlement liability and an insurance receivable related to this matter.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
On February 14, 2025, and February 26, 2025, respectively, certain of the Company’s current and former directors and officers were named as defendants in two shareholder derivative lawsuits (in which the Company is a nominal defendant) filed in the United States District Court for the Northern District of California. The lawsuits alleged, among other things, violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets and generally alleged the same purported misconduct as alleged in the putative stockholder class action described above. The lawsuits sought, among other relief, unspecified damages, restitution, attorneys’ fees, and other expenses and costs. On April 17, 2025, and April 18, 2025, respectively, the plaintiffs filed notices of voluntary dismissal without prejudice, subject to court approval, to pursue remedies under Delaware law. The cases were dismissed on April 28, 2025 and August 19, 2025, respectively.
On August 6, 2025, certain of the Company's current and former directors and officers were named as defendants in an additional shareholder derivative lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware. The lawsuit makes generally the same types of allegations and seeks the same types of relief as the derivative lawsuits above, and makes some additional allegations that certain directors' and officers' alleged knowledge of the purported misconduct constituted insider trading. We filed a motion to dismiss the lawsuit on October 20, 2025.
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
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2025.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection with matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of September 30, 2025.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of September 30, 2025.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. While we have purchased insurance that could limit our exposure, our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of September 30, 2025.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into a credit facility agreement with a group of lenders under which it could borrow up to approximately $1.1 billion in total at the exchange rate in effect on September 30, 2025, with such facility maturing in 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with a guarantee covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under the credit facility, up to a limit of $235 million in total at the exchange rate in effect on September 30, 2025. As of September 30, 2025, the maximum potential amount of our future payments under this guarantee was approximately $41 million at the exchange rates in effect on that date. We and our co-investor entered into an ancillary agreement to allocate funding under the credit facility agreement for use by our AMER 1 Joint Venture. As of September 30, 2025, $11 million of the guarantee related to the AMER 1 Joint Venture. Our estimated fair value of this guarantee is minimal as the likelihood of making a payout under the guarantee is remote.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
11.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three and nine months ended September 30, 2025 and 2024 ($ in millions except per share data; share data in thousands):

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	97,390	$—	(103)	$(39)	$20,895	$(10,342)	$(1,735)	$4,749	$13,528	$(1)	$13,527
Net income	—	—	—	—	—	—	—	343	343	—	343
Other comprehensive income	—	—	—	—	—	—	176	—	176	—	176
Issuance of common stock and release of treasury stock for employee equity awards	406	—	19	7	42	—	—	—	49	—	49
Issuance of common stock under ATM Program	107	—	—	—	99	—	—	—	99	—	99
Dividend distribution on common stock, $4.69 per share	—	—	—	—	—	(457)	—	—	(457)	—	(457)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	2	—	—	2	—	2
Stock-based compensation, net of estimated forfeitures	—	—	—	—	150	—	—	—	150	—	150
Balance as of March 31, 2025	97,903	—	(84)	(32)	21,186	(10,798)	(1,559)	5,092	13,889	(1)	13,888
Net income (loss)	—	—	—	—	—	—	—	368	368	(1)	367
Other comprehensive income	—	—	—	—	—	—	160	—	160	—	160
Issuance of common stock and release of treasury stock for employee equity awards	41	—	5	2	—	—	—	—	2	—	2
Dividend distribution on common stock, $4.69 per share	—	—	—	—	—	(459)	—	—	(459)	—	(459)
Accrued dividends on unvested equity awards	—	—	—	—	—	(14)	—	—	(14)	—	(14)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	138	—	—	—	138	—	138

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Balance as of June 30, 2025	97,944	—	(79)	(30)	21,324	(11,271)	(1,399)	5,460	14,084	(2)	14,082
Net income	—	—	—	—	—	—	—	374	374	—	374
Other comprehensive loss	—	—	—	—	—	—	(20)	—	(20)	—	(20)
Issuance of common stock and release of treasury stock for employee equity awards	306	—	16	6	38	—	—	—	44	—	44
Dividend distribution on common stock, $4.69 per share	—	—	—	—	—	(459)	—	—	(459)	—	(459)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	(6)	—	—	(6)	—	(6)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	139	—	—	—	139	—	139
Contribution from non-controlling interest	—	—	—	—	2	—	—	—	2	—	2
Balance as of September 30, 2025	98,250	$—	(63)	$(24)	$21,503	$(11,737)	$(1,419)	$5,834	$14,157	$(2)	$14,155

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	94,630	$—	(151)	$(56)	$18,596	$(8,695)	$(1,290)	$3,934	$12,489	$—	$12,489
Net income	—	—	—	—	—	—	—	231	231	—	231
Other comprehensive loss	—	—	—	—	—	—	(208)	—	(208)	—	(208)
Issuance of common stock and release of treasury stock for employee equity awards	407	—	18	6	42	—	—	—	48	—	48
Dividend distribution on common stock, $4.26 per share	—	—	—	—	—	(402)	—	—	(402)	—	(402)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	1	—	—	1	—	1
Stock-based compensation, net of estimated forfeitures	—	—	—	—	141	—	—	—	141	—	141

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	95,037	—	(133)	(50)	18,779	(9,097)	(1,498)	4,165	12,299	—	12,299
Net income	—	—	—	—	—	—	—	301	301	—	301
Other comprehensive loss	—	—	—	—	—	—	(43)	—	(43)	—	(43)
Issuance of common stock and release of treasury stock for employee equity awards	35	—	6	2	—	—	—	—	2	—	2
Dividend distribution on common stock, $4.26 per share	—	—	—	—	—	(405)	—	—	(405)	—	(405)
Accrued dividends on unvested equity awards	—	—	—	—	—	(12)	—	—	(12)	—	(12)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	136	—	—	—	136	—	136
Balance as of June 30, 2024	95,072	—	(127)	(48)	18,915	(9,514)	(1,541)	4,466	12,278	—	12,278
Net income (loss)	—	—	—	—	—	—	—	297	297	(1)	296
Other comprehensive income	—	—	—	—	—	—	258	—	258	—	258
Issuance of common stock and release of treasury stock for employee equity awards	309	—	21	8	36	—	—	—	44	—	44
Issuance of common stock under ATM Program	1,213	—	—	—	976	—	—	—	976	—	976
Dividend distribution on common stock, $4.26 per share	—	—	—	—	—	(405)	—	—	(405)	—	(405)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	138	—	—	—	138	—	138
Contribution from non-controlling interest	—	—	—	—	4	—	—	—	4	—	4
Balance as of September 30, 2024	96,594	$—	(106)	$(40)	$20,069	$(9,921)	$(1,283)	$4,763	$13,588	$(1)	$13,587

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Balance as of December 31, 2024	Net Change	Balance as of September 30, 2025
Foreign CTA gain (loss)	$(2,360)	$728	$(1,632)
Net investment hedge CTA gain (loss) (1)	579	(333)	246
Unrealized gain (loss) on cash flow hedges (1)	47	(79)	(32)
Net actuarial gain (loss) on defined benefit plans (2)	(1)	—	(1)
Total accumulated other comprehensive loss	$(1,735)	$316	$(1,419)

(1)Refer to Note 6 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plans are mandated by law. We do not have any defined benefit plans in any other countries.
Changes in foreign currencies can have a significant impact on our condensed consolidated balance sheets (as evidenced above in our cumulative foreign currency translation loss), as well as our condensed consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of September 30, 2025, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2024. Because of this, the U.S. dollar had an overall favorable impact on our condensed consolidated financial position because the foreign denominations translated into more U.S. dollars as evidenced by a decrease in foreign currency translation loss for the nine months ended September 30, 2025 as reflected in the above table. The volatility of the U.S. dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
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
Forward sale activity under the 2022 and 2024 ATM Programs (collectively, the "ATM Programs") is summarized as follows ($ in millions except per share data; shares in thousands):

	Contractual Maturity Dates	Execution Date	Number of Shares (1)	Weighted Average Price per Share (2)	Settlement Value (2)
Outstanding, December 31, 2023	November 2024		643	$776.23	$499
Forward Sale Shares Physically Settled	November 2024 to December 2024	September 2024	(643)	790.41	509
Outstanding, December 31, 2024			—	$—	$—
Outstanding, September 30, 2025			—	$—	$—

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
We did not sell any shares on a spot basis under the 2024 ATM Program during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we sold 107,493 shares on a spot basis under the 2024 ATM Program for approximately $99 million, net of commissions and other offering expenses. During the three and nine months ended September 30, 2024, we sold 569,382 shares on a spot basis under the 2022 ATM Program for approximately $467 million, net of commissions and other offering expenses.
As of September 30, 2025, we had approximately $1.2 billion of common stock available for sale under the 2024 ATM Program.
Stock-Based Compensation
For the nine months ended September 30, 2025, the Talent, Culture and Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, granted an aggregate of 777,399 restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $833.47 per share and a weighted-average requisite service period of 3.61 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues and adjusted funds from operations ("AFFO") per share as the performance measurements in the RSUs with both service and performance conditions that were granted in the nine months ended September 30, 2025.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the nine months ended September 30, 2025. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2025 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$15	$15	$45	$43
Sales and marketing	25	25	72	71
General and administrative	90	82	253	234
Total	$130	$122	$370	$348
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
Under the terms of the stockholders’ agreement, the investor may put its 25% ownership stake in the entity to us for a maximum exercise price of $25 million, subject to certain contingent conditions. Accordingly, we present the investor’s contingently redeemable non-controlling interest ("NCI") outside of permanent equity at the higher of its maximum redemption amount of $25 million and its balance after attribution of gains and losses in our condensed

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
consolidated balance sheets. There were no changes in the carrying value of the redeemable NCI for the three and nine months ended September 30, 2025.
The following table presents the assets and liabilities of the Indonesian VIE (in millions):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$11	$16
Property, plant and equipment, net	56	25
Other	11	5
Total assets	$78	$46
Finance lease liabilities	24	—
Other	9	5
Total liabilities	$33	$5
The income and losses attributable to us as well as to the redeemable NCI from the Indonesian VIE were insignificant for the three and nine months ended September 30, 2025 and 2024.
12.    Restructuring and Other Exit Activities
Q4 2024 Restructuring Plan
In the fourth quarter of 2024, we initiated a restructuring plan to realign the organization and enable further investment in key priority areas (the "Q4 2024 Restructuring Plan"). We incurred total restructuring charges of $33 million under this plan, primarily related to severance and other employee costs, with $6 million of these costs incurred during the nine months ended September 30, 2025. The activities under the Q4 2024 Restructuring Plan were completed by March 31, 2025 with no further costs expected to be incurred after that date.
Equinix Metal Wind Down
In the fourth quarter of 2024, we announced the decision to make Equinix Metal no longer commercially available as a product and to wind down operations that support this product by June 2026 (the "Equinix Metal Wind Down"). We have incurred restructuring charges of $10 million to date under this initiative, primarily related to severance and other employee costs, with $6 million of these costs incurred during the nine months ended September 30, 2025. No costs were incurred under this initiative during the three months ended September 30, 2025. We expect incremental costs incurred under the Equinix Metal Wind Down to be insignificant and we expect all activities under this initiative to be completed by the end of the fourth quarter of 2026. The actual amounts and timing of incremental costs and cash payments may differ from these estimates should we make further decisions which impact the execution of these activities.
The following table summarizes the activity in our restructuring accrual, included in other current liabilities in our condensed consolidated balance sheets (in millions):

	Q4 2024 Restructuring Plan	Equinix Metal Wind Down	Other	Total
Balance as of December 31, 2024	$13	$2	$—	$15
Charges	6	6	5	17
Cash payments	(19)	(8)	(3)	(30)
Balance as of September 30, 2025	$—	$—	$2	$2
We had no restructuring activity during the three and nine months ended September 30, 2024.

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
The following tables present segment information, including revenue information disaggregated by product lines and segment adjusted EBITDA, and a reconciliation to total consolidated income before income taxes (in millions):

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$682	$588	$367	$1,637	$1,972	$1,727	$1,068	$4,767
Interconnection	239	100	83	422	699	283	240	1,222
Managed infrastructure	61	39	18	118	186	112	52	350
Other (1)	5	29	4	38	12	82	12	106
Recurring revenues	987	756	472	2,215	2,869	2,204	1,372	6,445
Non-recurring revenues	48	28	25	101	171	90	91	352
Total revenues (2)	1,035	784	497	2,316	3,040	2,294	1,463	6,797
Less:
Segment cost of revenues	297	299	156	752	877	844	465	2,186
Other segment items (3)	249	101	66	416	765	302	200	1,267
Segment adjusted EBITDA	$489	$384	$275	$1,148	$1,398	$1,148	$798	$3,344
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(533)				$(1,515)
Stock-based compensation expense				(130)				(370)
Transaction costs				(3)				(12)
Restructuring charges				(5)				(17)
Impairment charges				(4)				(5)
Gain (loss) on asset sales				1				1
Interest income				53				152
Interest expense				(128)				(385)
Other income (expense)				—				2
Gain (loss) on debt extinguishment				—				1
Income before income taxes				$399				$1,196

(1)     Includes some leasing and hedging activities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(2)    Total revenues attributed to the U.S. were $892 million and $2.6 billion during the three and nine months ended September 30, 2025. There was no other country from which we derived revenues that exceeded 10% of our total revenues and no single customer accounted for 10% or greater of our accounts receivable or revenues as at or for the three and nine months ended September 30, 2025.
(3)    Other segment items for each reportable segment are comprised of general and administrative and sales and marketing expenses, excluding stock-based compensation expense and depreciation, amortization and accretion expense.

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$617	$566	$337	$1,520	$1,848	$1,658	$1,004	$4,510
Interconnection	224	86	74	384	658	253	215	1,126
Managed infrastructure	66	35	17	118	198	104	50	352
Other (1)	7	26	4	37	20	74	11	105
Recurring revenues	914	713	432	2,059	2,724	2,089	1,280	6,093
Non-recurring revenues	44	30	68	142	139	102	153	394
Total revenues (2)	958	743	500	2,201	2,863	2,191	1,433	6,487
Less:
Segment cost of revenues	289	270	173	732	832	874	456	2,162
Other segment items (3)	242	101	78	421	744	293	212	1,249
Segment adjusted EBITDA	$427	$372	$249	$1,048	$1,287	$1,024	$765	$3,076
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(494)				$(1,509)
Stock-based compensation expense				(122)				(348)
Transaction costs				(7)				(12)
Gain (loss) on asset sales				—				18
Interest income				35				88
Interest expense				(117)				(331)
Other income (expense)				7				(6)
Gain (loss) on debt extinguishment				—				(1)
Income before income taxes				$350				$975

(1)     Includes some leasing and hedging activities.
(2)    Total revenues attributed to the U.S. were $819 million and $2.4 billion during the three and nine months ended September 30, 2024, respectively. There was no other country from which we derived revenues that exceeded 10% of our total revenues and no single customer accounted for 10% or greater of our accounts receivable or revenues as at or for the three and nine months ended September 30, 2024.
(3)    Other segment items for each reportable segment are comprised of general and administrative and sales and marketing expenses, excluding stock-based compensation expense and depreciation, amortization and accretion expense.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
 We provide the following additional segment disclosures for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization:
Americas	$298	$272	$839	$848
EMEA	137	132	394	397
Asia-Pacific	95	92	275	266
Total	$530	$496	$1,508	$1,511
Capital expenditures:
Americas	$762	$412	$1,905	$1,230
EMEA	217	204	640	541
Asia-Pacific	157	108	330	308
Total	$1,136	$724	$2,875	$2,079
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, were located in the following geographic regions (in millions):

	Property, plant and equipment, net		Operating lease right-of-use assets
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Americas	$10,364	$9,193	$357	$389
EMEA	7,446	6,405	446	398
Asia-Pacific	4,087	3,651	636	632
Total	$21,897	$19,249	$1,439	$1,419
14.    Subsequent Events
Declaration of dividends
On October 29, 2025, we declared a quarterly cash dividend of $4.69 per share, which is payable on December 17, 2025 to our common stockholders of record as of the close of business on November 19, 2025.

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
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge solutions platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 273 IBXs, including 21 xScale data centers and the MC1 and SN1 data centers that are held in unconsolidated joint ventures, across 77 markets around the world. We offer the following solutions:
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
Capacity Trends:
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 78% as of September 30, 2025 and 2024, respectively. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption, which we expect to accelerate with the adoption of AI, has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our existing IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center, and in our ability to expand our footprint in existing and new markets. Additionally, global supply chain challenges could result in a lack of availability or delays in the delivery of data center equipment. These challenges have driven us to invest in and commit to future purchases in advance of our standard practice to mitigate risks associated with these supply chain issues. These constraints could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows and the growth opportunities presented by the adoption of new technologies, including AI.
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
Revenue:
Our business is primarily based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to five years in length, and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three and nine months ended September 30, 2025 and 2024. Our 50 largest customers accounted for approximately 36% of our recurring revenues for both the three and nine months ended September 30, 2025 and 2024.
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
Operating Expenses:
Cost of Revenues. The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity, bandwidth access, IBX data center employees' salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment, and security. A majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. In addition, the cost of electricity is subject to seasonal fluctuations.

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
Taxation as a REIT:
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of September 30, 2025, our REIT structure included a majority of our data center operations in the Americas and EMEA regions, as well as the data center operations in Japan, Singapore, and Malaysia. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We have also included our share of the assets in xScale joint ventures (with the exception of Korea) in our REIT structure.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, making permanent or extending key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic R&D expensing, business interest expense limitations and the qualified business income deduction for ordinary REIT dividends. The OBBBA also revises international tax rules such as the global intangible low-taxed income inclusion and raises the REIT asset threshold for taxable REIT subsidiaries from 20% to 25%, effective for tax years beginning after December 31, 2025. The legislation does not have a material impact on our income tax position.
On September 17, 2025, we paid a quarterly cash dividend of $4.69 per share. On October 29, 2025, we declared a quarterly cash dividend of $4.69 per share, payable on December 17, 2025, to our common stockholders of record as of the close of business on November 19, 2025. We expect all of our 2025 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2025.

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
•In August, we issued SGD650 million, or approximately $500 million, at the exchange rate in effect on issuance, of senior notes due in 2032. See Note 9 within the condensed consolidated financial statements.
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
Three Months Ended September 30, 2025 and 2024
Revenues. Our revenues for the three months ended September 30, 2025 and 2024 were generated from the following revenue classifications and geographic regions ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$987	43%	$914	42%	$73	8%	8%
Non-recurring revenues	48	2%	44	2%	4	9%	9%
	1,035	45%	958	44%	77	8%	8%
EMEA:
Recurring revenues	756	33%	713	32%	43	6%	4%
Non-recurring revenues	28	1%	30	1%	(2)	(7)%	(10)%
	784	34%	743	33%	41	6%	3%
Asia-Pacific:
Recurring revenues	472	20%	432	20%	40	9%	8%
Non-recurring revenues	25	1%	68	3%	(43)	(63)%	(65)%
	497	21%	500	23%	(3)	(1)%	(2)%
Total:
Recurring revenues	2,215	96%	2,059	94%	156	8%	6%
Non-recurring revenues	101	4%	142	6%	(41)	(29)%	(30)%
	$2,316	100%	$2,201	100%	$115	5%	4%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.

Revenues
(in millions)
Americas Revenues. During the three months ended September 30, 2025, Americas revenues increased by $77 million or 8% (8% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $29 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended September 30, 2025; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended September 30, 2025, EMEA revenues increased by $41 million or 6% (3% on a constant currency basis). Growth in EMEA revenues was primarily due to an increase in orders from both our existing customers and new customers during the period.
Asia-Pacific Revenues. During the three months ended September 30, 2025, Asia-Pacific revenues decreased by $3 million or 1% (2% on a constant currency basis). Decrease in Asia-Pacific revenues was primarily due to a decrease of $48 million in revenues from non-recurring services provided to our joint ventures. This was substantially offset by an increase in orders from both our existing customers and new customers during the period.
Cost of Revenues. Our cost of revenues for the three months ended September 30, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$467	41%	$446	41%	$21	5%	5%
EMEA	425	37%	387	35%	38	10%	6%
Asia-Pacific	250	22%	265	24%	(15)	(6)%	(7)%
Total	$1,142	100%	$1,098	100%	$44	4%	2%

Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended September 30, 2025, Americas cost of revenues increased by $21 million or 5% (5% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to $12 million of higher depreciation expense driven by IBX data center expansions and higher costs across various other categories including compensation costs and software costs.
EMEA Cost of Revenues. During the three months ended September 30, 2025, EMEA cost of revenues increased by $38 million or 10% (6% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to higher costs across various categories including rent and facilities costs and repairs and maintenance expense.
Asia-Pacific Cost of Revenues. During the three months ended September 30, 2025, Asia-Pacific cost of revenues decreased by $15 million or 6% (7% on a constant currency basis) primarily due to $21 million of lower costs to provide non-recurring services, partially offset by higher compensation costs and higher depreciation expense.
We expect cost of revenues to increase across all three regions in line with the growth of our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2025 and 2024 by geographic regions were as follows ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$140	64%	$147	62%	$(7)	(5)%	(5)%
EMEA	51	23%	53	22%	(2)	(4)%	(8)%
Asia-Pacific	28	13%	37	16%	(9)	(24)%	(25)%
Total	$219	100%	$237	100%	$(18)	(8)%	(8)%

Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. Our Americas sales and marketing expense did not materially change during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Asia-Pacific Sales and Marketing Expenses. During the three months ended September 30, 2025, Asia-Pacific sales and marketing expense decreased by $9 million or 24% (25% on a constant currency basis) primarily due to lower bad debt expense.
We anticipate that we will continue to invest in sales and marketing initiatives to support the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2025 and 2024 by geographic regions were as follows ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$325	69%	$293	67%	$32	11%	11%
EMEA	88	19%	82	19%	6	7%	5%
Asia-Pacific	57	12%	59	14%	(2)	(3)%	(2)%
Total	$470	100%	$434	100%	$36	8%	8%

 General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended September 30, 2025, Americas general and administrative expenses increased by $32 million or 11% (11% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$17 million of higher compensation costs, including salaries, bonuses and stock-based compensation; and
•$15 million of higher depreciation expense associated with back-office systems to support the growth of our business and acceleration of depreciation expense for certain assets with shortened useful lives.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Going forward, although we are carefully monitoring our spending, we will continue to invest in our operations to support our growth, including investments to enhance our technology platform, to maintain our qualification for taxation as a REIT and to integrate recent acquisitions. Additionally, since our corporate headquarters is located in the U.S., we expect the Americas general and administrative expenses as a percentage of revenues to continue to be higher than those of other regions.
Restructuring Charges. We did not record a significant amount of restructuring charges during the three months ended September 30, 2025 and 2024.
Transaction Costs. We did not record a significant amount of transaction costs during the three months ended September 30, 2025 and 2024.
Impairment Charges. We did not record a significant amount of impairment charges during the three months ended September 30, 2025 and 2024.
Gain or Loss on Asset Sales. We did not record a significant gain or loss on asset sales during the three months ended September 30, 2025 and 2024.

Income from Operations. Our income from operations for the three months ended September 30, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$98	21%	$67	16%	$31	46%	46%
EMEA	217	45%	219	52%	(2)	(1)%	—%
Asia-Pacific	159	34%	139	32%	20	14%	11%
Total	$474	100%	$425	100%	$49	12%	11%
Americas Income from Operations. During the three months ended September 30, 2025, Americas income from operations increased by $31 million or 46% (46% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth. This was partially offset by higher costs of revenue, as described above.
EMEA Income from Operations. Our EMEA income from operations did not materially change during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Asia-Pacific Income from Operations. During the three months ended September 30, 2025, Asia-Pacific income from operations increased by $20 million or 14% (11% on a constant currency basis), primarily due to organic growth, offset by lower revenues from non-recurring services provided to our joint venture, as described above.
Interest Income. Interest income was $53 million for the three months ended September 30, 2025 and was $35 million for the three months ended September 30, 2024. The increase was primarily due to interest income earned on a higher average balance of cash, cash equivalents and short-term investments.
Interest Expense. Interest expense increased to $128 million for the three months ended September 30, 2025 from $117 million for the three months ended September 30, 2024, primarily due to the following debt issuances:
•the issuance of the 3.650% Euro Senior Notes due 2033 and the 1.558% Swiss Franc Senior Notes due 2029 in the third quarter of 2024;
•the issuance of the 3.250% Euro Senior Notes due 2031 and the 3.625% Euro Senior Notes due 2034 in the fourth quarter of 2024;
•the issuance of the 3.500% SGD Notes due 2030 in the first quarter of 2025;
•the issuance of the 3.250% Euro Senior Notes due 2029 and the 4.000% Euro Senior Notes due 2034 in the second quarter of 2025; and
•the issuance of the 2.900% SGD Notes due 2032 in the third quarter of 2025.
The increase to interest expense driven by debt issuances was partially offset by the repayment of the 2.625% Senior Notes in the fourth quarter of 2024 and the 1.250% Senior Notes and 1.000% Senior Notes in the third quarter of 2025.
During the three months ended September 30, 2025 and 2024, we capitalized $26 million and $9 million, respectively, of interest expense to construction in progress. See Note 9 within the condensed consolidated financial statements.
Other Income or Expense. We did not record a significant amount of other income or expense during the three months ended September 30, 2025 and 2024.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the three months ended September 30, 2025 and 2024.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2025 and 2024, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the condensed consolidated financial statements for the three months ended September 30, 2025 and 2024.

We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the three months ended September 30, 2025 and 2024.
For the three months ended September 30, 2025 and 2024, we recorded $25 million and $54 million of income tax expense, respectively. Our effective tax rates were 6.3% and 15.4% for the three months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate for the three months ended September 30, 2025 as compared to the same period in 2024 was primarily due to the release of the valuation allowance in Canada and the revaluation of the net deferred tax liabilities in Germany due to the tax rate reductions enacted in the current period.

Net Income. Our net income increased by $78 million or 26% in the three months ended September 30, 2025 as compared to the same period in 2024. This increase is driven by the factors described above.
Adjusted EBITDA. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended September 30, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$489	43%	$427	41%	$62	15%	15%
EMEA	384	33%	372	35%	12	3%	1%
Asia-Pacific	275	24%	249	24%	26	10%	8%
Total	$1,148	100%	$1,048	100%	$100	10%	8%
Americas Adjusted EBITDA. During the three months ended September 30, 2025, Americas adjusted EBITDA increased by $62 million or 15% (15% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, partially offset by an increase in costs to support business growth, as described above.
EMEA Adjusted EBITDA. During the three months ended September 30, 2025, EMEA adjusted EBITDA increased by $12 million or 3% (1% on a constant currency basis), primarily due to organic growth, as described above.
Asia-Pacific Adjusted EBITDA. During the three months ended September 30, 2025, Asia-Pacific adjusted EBITDA increased by $26 million or 10% (8% on a constant currency basis), primarily due to lower costs to support business growth, as described above.

Nine Months Ended September 30, 2025 and 2024
Revenues. Our revenues for the nine months ended September 30, 2025 and 2024 were generated from the following revenue classifications and geographic regions ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$2,869	43%	$2,724	42%	$145	5%	6%
Non-recurring revenues	171	3%	139	2%	32	23%	25%
	3,040	46%	2,863	44%	177	6%	7%
EMEA:
Recurring revenues	2,204	32%	2,089	32%	115	6%	5%
Non-recurring revenues	90	1%	102	2%	(12)	(12)%	(13)%
	2,294	33%	2,191	34%	103	5%	4%
Asia-Pacific:
Recurring revenues	1,372	20%	1,280	20%	92	7%	7%
Non-recurring revenues	91	1%	153	2%	(62)	(41)%	(41)%
	1,463	21%	1,433	22%	30	2%	2%
Total:
Recurring revenues	6,445	95%	6,093	94%	352	6%	6%
Non-recurring revenues	352	5%	394	6%	(42)	(11)%	(11)%
	$6,797	100%	$6,487	100%	$310	5%	5%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Revenues
(in millions)
Americas Revenues. During the nine months ended September 30, 2025, Americas revenues increased by $177 million or 6% (7% on a constant currency basis). Growth in Americas revenues was primarily due to:

•approximately $61 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended September 30, 2025;
•$17 million of incremental revenues from non-recurring services provided to our joint ventures; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the nine months ended September 30, 2025, EMEA revenues increased by $103 million or 5% (4% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $9 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended September 30, 2025; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by a decrease of $10 million in revenues from non-recurring services provided to our joint ventures.
Asia-Pacific Revenues. During the nine months ended September 30, 2025, Asia-Pacific revenues increased by $30 million or 2% (2% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•approximately $16 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended September 30, 2025; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was offset by a decrease of $77 million in revenues from non-recurring services provided to our joint ventures.
Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$1,369	42%	$1,316	40%	$53	4%	5%
EMEA	1,206	36%	1,236	38%	(30)	(2)%	(3)%
Asia-Pacific	735	22%	719	22%	16	2%	2%
Total	$3,310	100%	$3,271	100%	$39	1%	1%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the nine months ended September 30, 2025, Americas cost of revenues increased by $53 million or 4% (5% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:

•$20 million of higher costs to provide non-recurring services; and
•$14 million of higher utilities costs, driven by increases in power consumption.
The remainder of the increase is driven by higher costs across various categories including compensation costs, office expenses and repairs and maintenance.
EMEA Cost of Revenues. During the nine months ended September 30, 2025, EMEA cost of revenues decreased by $30 million or 2% (3% on a constant currency basis). The decrease in our EMEA cost of revenues was primarily due to lower utilities costs as a result of decreases in power prices in Germany, Netherlands and the United Kingdom. The decrease was partially offset by higher costs across various categories including compensation costs, rent and facilities costs and repairs and maintenance.
Asia-Pacific Cost of Revenues. During the nine months ended September 30, 2025, Asia-Pacific cost of revenues increased by $16 million or 2% (2% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to $8 million of higher depreciation expense driven by IBX data center expansions. The remainder of the increase is driven by higher costs across various categories including compensation, partially offset by lower utilities costs.
We expect cost of revenues to increase across all three regions in line with the growth of our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2025 and 2024 by geographic regions were as follows ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$434	65%	$442	64%	$(8)	(2)%	(1)%
EMEA	153	23%	147	22%	6	4%	2%
Asia-Pacific	82	12%	93	14%	(11)	(12)%	(10)%
Total	$669	100%	$682	100%	$(13)	(2)%	(2)%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the nine months ended September 30, 2025, Americas sales and marketing expense decreased by $8 million or 2% (1% on a constant currency basis) primarily due to $12 million of lower bad debt expense, partially offset by higher advertising costs.
EMEA Sales and Marketing Expenses.Our EMEA sales and marketing expense did not materially change during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Asia-Pacific Sales and Marketing Expenses. During the nine months ended September 30, 2025, Asia-Pacific sales and marketing expense decreased by $11 million or 12% (10% on a constant currency basis) primarily due to lower bad debt expense.
We anticipate that we will continue to invest in sales and marketing initiatives to support the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2025 and 2024 by geographic regions were as follows ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$930	68%	$897	68%	$33	4%	4%
EMEA	256	19%	246	19%	10	4%	3%
Asia-Pacific	173	13%	172	13%	1	1%	1%
Total	$1,359	100%	$1,315	100%	$44	3%	3%
General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the nine months ended September 30, 2025, Americas general and administrative expenses increased by $33 million or 4% (4% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily driven by higher compensation costs, including salaries, bonuses and stock-based compensation.
EMEA General and Administrative Expenses. During the nine months ended September 30, 2025, EMEA general and administrative expenses increased by $10 million or 4% (3% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily driven by higher compensation costs, including salaries, bonuses and stock-based compensation, partially offset by lower office expenses.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Going forward, although we are carefully monitoring our spending, we will continue to invest in our operations to support our growth, including investments to enhance our technology platform, to maintain our qualification for taxation as a REIT and to integrate recent acquisitions. Additionally, given that our corporate headquarters is located in the U.S., we expect the Americas general and administrative expenses as a percentage of revenues to continue to be higher than those of other regions.

Restructuring Charges. During the nine months ended September 30, 2025, we recorded restructuring charges of $17 million primarily related to severance and other employee costs. We did not record any restructuring charges during the nine months ended September 30, 2024. See Note 12 within the condensed consolidated financial statements.
Transaction costs. For both the nine months ended September 30, 2025 and 2024, we recorded transaction costs totaling $12 million. These transaction costs were incurred in connection with evaluating and completing acquisitions and the formation of joint ventures. See Note 5 within the condensed consolidated financial statements.
Impairment Charges. We did not record a significant amount of impairment charges during the nine months ended September 30, 2025 and 2024.
Gain or Loss on Asset Sales. During the nine months ended September 30, 2025, we did not record a significant amount of gain or loss on asset sales. During the nine months ended September 30, 2024, we recorded a gain of $18 million related to the sale of the Silicon Valley 12 ("SV12x") data center. See Note 5 within the condensed consolidated financial statements.
Income from Operations. Our income from operations for the nine months ended September 30, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$286	20%	$217	17%	$69	32%	34%
EMEA	671	47%	559	46%	112	20%	20%
Asia-Pacific	469	33%	449	37%	20	4%	3%
Total	$1,426	100%	$1,225	100%	$201	16%	16%
Americas Income from Operations. During the nine months ended September 30, 2025, Americas income from operations increased by $69 million or 32% (34% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity, non-recurring services provided to our joint ventures and organic growth. This was partially offset by higher costs of revenue and general and administrative expenses and the non-recurring gain recognized on the sale of the SV12x data center in the prior year, as described above.
EMEA Income from Operations. During the nine months ended September 30, 2025, EMEA income from operations increased by $112 million or 20% (20% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, partially offset by lower utilities costs, as described above.
Asia-Pacific Income from Operations. During the nine months ended September 30, 2025, Asia-Pacific income from operations increased by $20 million or 4% (3% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, offset by lower revenues as a result of non-recurring services provided to our joint ventures, as described above.
Interest Income. Interest income was $152 million for the nine months ended September 30, 2025 and was $88 million for the nine months ended September 30, 2024. The increase was primarily due to interest income earned on a higher average balance of cash, cash equivalents and short-term investments as well as on the AMER 2 Loan further described in Note 5 within the condensed consolidated financial statements.
Interest Expense. Interest expense increased to $385 million for the nine months ended September 30, 2025 from $331 million for the nine months ended September 30, 2024, primarily due to the following debt issuances:
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
•the issuance of the 3.250% Euro Senior Notes due 2029 and the 4.000% Euro Senior Notes due 2034 in the second quarter of 2025; and

•the issuance of the 2.900% SGD Notes due 2032 in the third quarter of 2025.
The increase to interest expense driven by debt issuances was partially offset by the repayment of the 2.625% Senior Notes in the fourth quarter of 2024.
During the nine months ended September 30, 2025 and 2024, we capitalized $51 million and $27 million, respectively, of interest expense to construction in progress. See Note 9 within the condensed consolidated financial statements.
Other Income or Expense. We did not record a significant amount of other income or expense during the nine months ended September 30, 2025 and 2024. See Note 5 within the condensed consolidated financial statements.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the nine months ended September 30, 2025 and 2024.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2025 and 2024, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the condensed consolidated financial statements for the nine months ended September 30, 2025 and 2024.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the nine months ended September 30, 2025 and 2024.
For the nine months ended September 30, 2025 and 2024, we recorded $112 million and $147 million of income tax expense, respectively. Our effective tax rates were 9.4% and 15.1%, for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily due to the release of the valuation allowance in Canada and the revaluation of the net deferred tax liabilities in Germany due to the tax rate reductions enacted in the current period.

Net Income. Our net income increased by $256 million or 31% in the nine months ended September 30, 2025 as compared to the same period in 2024. This increase is driven by the factors described above.
Adjusted EBITDA. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the nine months ended September 30, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$1,398	42%	$1,287	42%	$111	9%	9%
EMEA	1,148	34%	1,024	33%	124	12%	11%
Asia-Pacific	798	24%	765	25%	33	4%	4%
Total	$3,344	100%	$3,076	100%	$268	9%	9%
Americas Adjusted EBITDA. During the nine months ended September 30, 2025, Americas adjusted EBITDA increased by $111 million or 9% (9% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity, non-recurring services provided to our joint ventures and organic growth. This was partially offset by higher costs of revenues and general and administrative expenses, as described above.

EMEA Adjusted EBITDA. During the nine months ended September 30, 2025, EMEA adjusted EBITDA increased by $124 million or 12% (11% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, partially offset by lower utilities costs, as described above.
Asia-Pacific Adjusted EBITDA. During the nine months ended September 30, 2025, Asia-Pacific adjusted EBITDA increased by $33 million or 4% (4% on a constant currency basis), primarily due to IBX data center expansion activity and organic growth, offset by lower revenues as a result of non-recurring services provided to our joint ventures, as described above.
Non-GAAP Financial Measures
We provide all information required in accordance with GAAP, but we believe that evaluating our ongoing results of operations may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we also use non-GAAP financial measures to evaluate our operations.
Non-GAAP financial measures are not a substitute for financial information prepared in accordance with GAAP. Non-GAAP financial measures should not be considered in isolation, but should be considered together with the most directly comparable GAAP financial measures. As such, we provide a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures.
Investors should note that the non-GAAP financial measures used by us may not be the same non-GAAP financial measures, and may not be calculated in the same manner, as those of other companies. Investors should therefore exercise caution when comparing non-GAAP financial measures used by us to similarly titled non-GAAP financial measures of other companies.
Our primary non-GAAP financial measures include Adjusted EBITDA and Adjusted Funds from Operations (“AFFO”), as described below. We present these measures to provide investors with additional tools to evaluate our results in a manner that focuses on what management believes to be our core, ongoing business operations. These measures exclude items which we believe are generally not relevant to assessing our long-term performance. Both measures eliminate the impacts of depreciation and amortization, which are derived from historical costs and we believe are not indicative of current or future expenditures, and other items for which the frequency and amount of charges can vary based on the timing and significance of individual transactions. We believe that presenting these non-GAAP financial measures provides consistency and comparability with past reports and that if we did not provide such non-GAAP financial information, investors would not have all the necessary data to analyze our business effectively.
Adjusted EBITDA
Adjusted EBITDA is used by management to evaluate the operating strength and performance of our core, ongoing business, without regard to our capital or tax structures. It also aids in assessing the performance of, making operating decisions for, and allocating resources to our operating segments. In addition to the uses described above, we believe this measure provides investors with a better understanding of the operating performance of the business and its ability to perform in subsequent periods.
We define adjusted EBITDA as net income excluding:
•income tax expense
•interest income
•interest expense
•other income or expense
•gain or loss on debt extinguishment
•depreciation, amortization and accretion expense
•stock-based compensation expense
•restructuring charges, which primarily include employee severance, facility closure costs, lease or other contract termination costs and advisory fees related to the realignment of our management structure, operations or products
•impairment charges
•transaction costs
•gain or loss on asset sales

The following table presents a reconciliation of Adjusted EBITDA to net income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$374	$296	$1,084	$828
Income tax expense	25	54	112	147
Interest income	(53)	(35)	(152)	(88)
Interest expense	128	117	385	331
Other (income) expense	—	(7)	(2)	6
(Gain) loss on debt extinguishment	—	—	(1)	1
Depreciation, amortization, and accretion expense	533	494	1,515	1,509
Stock-based compensation expense	130	122	370	348
Restructuring charges	5	—	17	—
Impairment charges	4	—	5	—
Transaction costs	3	7	12	12
(Gain) loss on asset sales	(1)	—	(1)	(18)
Adjusted EBITDA	$1,148	$1,048	$3,344	$3,076
Funds from Operations ("FFO") and AFFO
AFFO is derived from Funds from Operations (FFO) calculated in accordance with the standards established by the National Association of Real Estate Investment Trusts. Both FFO and AFFO are non-GAAP measures commonly used in the REIT industry. Although our measures may not be directly comparable to similar measures used by other companies, we believe that the presentation of these measures provides investors with an additional tool for comparing our performance with the performance of other companies in the REIT industry. Additionally, AFFO is a performance measure used in certain of our employee incentive programs and we believe it is a useful measure in assessing our dividend paying capacity as it isolates the cash impact of certain income and expense items and considers the impact of recurring capital expenditures.
We define FFO as net income attributable to common stockholders excluding:
•gain or loss from the disposition of real estate assets
•depreciation and amortization expense on real estate assets
•adjustments for unconsolidated joint ventures' and non-controlling interests' share of these items
We define AFFO as FFO adjusted for:
•depreciation and amortization expense on non-real estate assets
•accretion expense
•stock-based compensation expense
•stock-based charitable contributions
•restructuring charges, as described above
•impairment charges
•transaction costs
•an adjustment to remove the impacts of straight-lining installation revenue
•an adjustment to remove the impacts of straight-lining rent expense
•an adjustment to remove the impacts of straight-lining contract costs
•amortization of deferred financing costs and debt discounts and premiums
•gain or loss from the disposition of non-real estate assets
•gain or loss on debt extinguishment
•an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances, uncertain tax positions and deferred taxes
•recurring capital expenditures, which represent expenditures to extend the useful life of data centers or other assets that are required to support current revenues
•net income or loss from discontinued operations, net of tax
•adjustments from FFO to AFFO for unconsolidated joint ventures' and non-controlling interests' share of these items

The following tables present reconciliations of FFO and AFFO to net income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$374	$296	$1,084	$828
Net (income) loss attributable to non-controlling interests	—	1	1	1
Net income attributable to common stockholders	374	297	1,085	829
Adjustments:
Real estate depreciation	324	308	933	930
(Gain) loss on disposition of real estate assets	(1)	(3)	—	(19)
Adjustments for FFO from unconsolidated joint ventures	10	7	25	19
FFO attributable to common stockholders	$707	$609	$2,043	$1,759

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
FFO attributable to common stockholders	$707	$609	$2,043	$1,759
Adjustments:
Installation revenue adjustment	6	(1)	16	(3)
Straight-line rent expense adjustment	1	4	9	15
Contract cost adjustment	(8)	(6)	(25)	(16)
Amortization of deferred financing costs and debt discounts	6	5	17	15
Stock-based compensation expense	130	122	370	348
Stock-based charitable contributions	—	—	3	3
Non-real estate depreciation expense	155	136	426	426
(Gain) loss on disposition of non-real estate assets	(3)	—	(1)	—
Amortization expense	51	52	149	155
Accretion expense adjustment	3	(2)	7	(2)
Recurring capital expenditures	(64)	(69)	(145)	(135)
(Gain) loss on debt extinguishment	—	—	(1)	1
Restructuring charges	5	—	17	—
Transaction costs	3	7	12	12
Impairment charges	4	—	5	—
Income tax expense adjustment	(29)	10	(19)	14
Adjustments for AFFO from unconsolidated joint ventures	(2)	(1)	1	(6)
AFFO attributable to common stockholders	$965	$866	$2,884	$2,586
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three and nine months ended September 30, 2025 as compared to the same period in 2024, the U.S. dollar was weaker relative to the British pound and Euro, which resulted in a favorable foreign currency impact on revenue and operating income, and an unfavorable foreign currency impact on operating expenses. During the three and nine months ended September 30, 2025 as compared to the same period in 2024, the U.S. dollar was stronger relative to the Australian dollar and Brazilian real, which resulted in an unfavorable foreign currency impact on revenue and operating income, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses denominated in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the nine months ended September 30, 2024 are used as exchange rates for the nine months ended September 30, 2025 when comparing the nine months ended September 30, 2025 with the nine months ended September 30, 2024).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of September 30, 2025, our principal sources of liquidity were $2.9 billion of cash, cash equivalents and short-term investments. In addition to our cash balance, we had approximately $4.0 billion of additional liquidity available to us from our $4.0 billion revolving facility and general access to both public and private debt and equity capital markets. We also have additional liquidity available to us from our 2024 ATM program, under which we may offer and sell from time to time our common stock in "at the market" transactions on either a spot or forward basis. As of September 30, 2025, we had approximately $1.2 billion available for sale remaining under the 2024 ATM Program.
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and external financing sources, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, distribution of dividends and completion of our publicly announced acquisitions, ordinary costs to operate the business, and expansion projects.
As we continue to grow, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions and joint ventures. If the opportunity to expand is greater than planned, we may further increase the level of capital expenditure to support this growth as well as pursue additional business and real estate acquisitions or joint ventures, provided that we have or can access sufficient funding to pursue such expansion opportunities. We may elect to access the equity or debt markets from time to time opportunistically, particularly if financing is available on attractive terms. We will continue to evaluate our operating requirements and financial resources in light of future developments.
Cash Flow
Our net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$2,767	$2,268	$499
Net cash used in investing activities	(3,774)	(2,826)	(948)
Net cash provided by financing activities	47	1,245	(1,198)
Operating Activities
Net cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $499 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily driven by improved results of operations offset by increases in cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities increased by $948 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to:

•$796 million increase in capital expenditures;
•$642 million increase in purchases of short-term investments;
•$247 million decrease in proceeds from the sale of assets; and
•$182 million increase from TIM Acquisition, net of cash acquired (see Note 4 within the condensed consolidated financial statements).
This increase was partially offset by:
•$770 million increase in maturities of short-term investments; and
•$134 million decrease in draw downs on the AMER 2 Loan receivable.
Financing Activities
Net cash provided by financing activities decreased by $1.2 billion for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily driven by:
•$1.2 billion decrease from repayment of senior notes; and
•$877 million decrease in proceeds from the sale of shares under the 2024 ATM Program.
This decrease was partially offset by a $1.0 billion increase in proceeds from senior notes, net of debt discounts.
Material Cash Commitments
As of September 30, 2025, our principal commitments were primarily comprised of:
•approximately $16.6 billion of principal from our senior notes (gross of debt issuance costs and debt discounts);
•approximately $3.9 billion of interest on mortgage payable, other loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$704 million of principal from our term loans, mortgage payable and other loans payable (gross of debt issuance costs and debt discounts);
•approximately $5.4 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $6.7 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $2.0 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during the remainder of 2025 and beyond, the majority of which is payable within the next two years.
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
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of September 30, 2025. For additional information, see “Maturities of Lease Liabilities” in Note 8 within the condensed consolidated financial statements.

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
Market Risk
We may be exposed to market risks related to changes in foreign currency exchange rates and interest rates. There have been no significant changes to our risk exposure management or procedures in relation to these risks during the nine months ended September 30, 2025 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We have entered into various foreign currency debt obligations as described in Note 9 within the condensed consolidated financial statements. Our foreign currency debt obligations that would otherwise remeasure through earnings are designated as net investment hedges against our net investments in foreign subsidiaries or are hedged by cross-currency interest rate swaps designated as cash flow hedges. Additionally, we enter cross-currency interest rate swaps to effectively convert some of our U.S. dollar-denominated debt into foreign currencies. These derivative instruments are also designated as net investment hedges against our net investments in foreign subsidiaries. Changes in the fair value of hedging instruments designated as net investment hedges are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. As a result, we do not have a significant exposure to future losses in earnings resulting from our foreign currency debt obligations or cross-currency interest rate swaps. Further information about our use of foreign currency derivative instruments is described in Note 6 within the condensed consolidated financial statements.

The U.S. dollar generally weakened relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2025. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical 10% strengthening of the U.S. dollar for the nine months ended September 30, 2025 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $209 million and $192 million, respectively.
With the existing cash flow hedges in place, a hypothetical 10% weakening of the U.S. dollar for the nine months ended September 30, 2025 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $266 million and $240 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of September 30, 2025 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations.
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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On May 2, 2024, a putative stockholder class action was filed against the Company and certain of our officers in the United States District Court for the Northern District of California. The named plaintiff alleges violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5, and Section 20(a) of the Exchange Act, on the basis that the defendants allegedly made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified damages, attorneys' fees, other expenses and costs. We filed a motion to dismiss the lawsuit on October 10, 2024. The motion was granted in part on January 6, 2025. On July 15, 2025, the parties entered a Stipulation of Settlement to resolve the action. The Court granted preliminary approval of the settlement on September 4, 2025. The settlement remains subject to final court approval, to be addressed at a hearing on December 18, 2025. We expect the amount paid in settlement to be fully covered by our insurance.
On February 14, 2025, and February 26, 2025, respectively, certain of the Company’s current and former directors and officers were named as defendants in two shareholder derivative lawsuits (in which the Company is a nominal defendant) filed in the United States District Court for the Northern District of California. The lawsuits alleged, among other things, violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets and generally alleged the same purported misconduct as alleged in the putative stockholder class action described above. The lawsuits sought, among other relief, unspecified damages, restitution, attorneys’ fees, and other expenses and costs. On April 17, 2025, and April 18, 2025, respectively, the plaintiffs filed notices of voluntary dismissal without prejudice, subject to court approval, to pursue remedies under Delaware law. The cases were dismissed on April 28, 2025 and August 19, 2025, respectively.
On August 6, 2025, certain of the Company's current and former directors and officers were named as defendants in an additional shareholder derivative lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware. The lawsuit makes generally the same types of allegations and seeks the same types of relief as the derivative lawsuits above, and makes additional allegations that certain directors' and officers' alleged knowledge of the purported misconduct constituted insider trading. We filed a motion to dismiss the lawsuit on October 20, 2025.
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
In the U.S., there is some uncertainty on the legality and enforceability of new and existing laws, judicial orders and bans, new presidential executive orders, regulatory frameworks, leadership changes and enforcement priorities and strategies. We cannot guarantee compliance with all such laws and regulations at all times, and violations of any applicable domestic or international laws and regulations could result in significant fines, penalties, costly and expensive investigations, criminal sanctions against us, our officers or our employees, prohibitions on our ability to provide our offerings in one or more countries, or the delay or prevention of potential acquisitions, and could also materially damage our reputation, brand, international expansion efforts, ability to attract and retain employees, and our business and results of operations.
Additionally, the U.S. is currently experiencing a government shutdown because of disagreement in the U.S. Congress. There is uncertainty around when the government may resume its operations. Although we are not currently experiencing any material impacts on our business because of the shutdown, we continue to monitor the shutdown as any prolonged shutdown could further adversely affect global economic conditions and our business. Geopolitical events, such as a trade war between the U.S. and China, the war between Russia and Ukraine, and the ongoing conflict in the Middle East, could also have a negative effect on our global business operations. While some time has passed since some of these events first occurred, it remains unpredictable how these events will continue to develop and impact the environment in which we do business.
Laws and regulations related to economic sanctions, export controls, anti-bribery and anti-corruption, and other international activities may restrict or limit our ability to engage in transactions or dealings with certain counterparties, in or with certain countries or territories, or in certain activities. For example, we have several Chinese customers who are named in restrictive executive orders ("EOs"), and while a majority of these EOs do not apply to the type of services that we currently provide to these Chinese customers, the landscape continues to evolve, and new rules have been broader than what we have historically experienced. New or expanded rules could restrict our ability to continue serving such Chinese customers. If we are required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected.
Furthermore, the U.S. has been adopting a restrictive posture toward Chinese technology, data flows, and cross-border digital infrastructure, which could materially impact our business. Proposed tariffs to be imposed by the U.S. on imports from certain countries and potential counter-tariffs in response, could also lead to increased costs and supply chain disruptions. The proposed tariffs and positioning by the U.S. and other countries remain unsettled and it is unclear how or to what extent these changes could impact our business at this time and if we are not able to effectively navigate these changes, it could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
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
Inflation is impacting various aspects of our business and it is unclear if we will enter a period of further inflation. We are also experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to our IBX data center construction and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. The adverse economic conditions we are currently experiencing, including the impact of increased tariffs, may cause a decrease in sales as some customers may initiate cost cutting measures or scale back their operations. This could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our days of sales outstanding in accounts receivable ("DSO"), longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers, vendors and/or partners filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Further, volatility in the financial markets and rising interest rates could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. We also could be exposed to hyperinflation in certain economies as a result of potential expansion into developing countries.
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
Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyber-attacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids or internal systems more generally, and planned power outages by public utilities, such as Pacific Gas and Electric Company's practice of planned outages in California to minimize fire risks, could harm our customers and our business. Employees working from home could be subjected to power outages at home which could be difficult to track and could affect the day-to-day operations of our non-IBX data center employees. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical, regulatory and reliability problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we could be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators, which are in turn supported by onsite fuel storage and through contracts with fuel suppliers, but these measures may not always prevent downtime or solve for long-term or large-scale outages. We have experienced outages in the past for various reasons and could experience outages in the future. Any outage or supply disruption could adversely affect our business, customer experience and revenues.
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
Despite our efforts to protect against cyber-attacks, we are not fully insulated from such threats. We have experienced cybersecurity attacks and security incidents to varying degrees, and in some cases threat actors have gained unauthorized access to our systems and data. For example, in September 2020, we discovered ransomware on certain of our internal systems. While this and other incidents have been resolved, and their impacts have been immaterial, we expect we will continue to face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, ransomware, malware, distributed denial-of-service attacks or other malicious activities, and the impact of such events in the future may be material. In the course of our business, we utilize vendors and other partners who are also sources of cyber risks to us. In addition, our hybrid working model, that includes both work from home and in office working environments, could expose us to additional security risks.
We offer professional solutions to our customers where we consult on data center solutions and assist with implementations. We also offer managed services in certain locations. where we manage the data center infrastructure for our customers. The access to our clients' networks and data, which is gained from these solutions, creates some risk that our clients' networks or data could be improperly accessed. We may also design our clients' cloud storage systems in such a way that exposes our clients to increased risk of data breach. If we were held responsible for any such breach, it could result in a significant loss to us, including damage to our client relationships, harm to our brand and reputation, and legal liability.

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
We have been investing heavily in our back-office information technology systems and processes for a number of years and expect such investment to continue for the foreseeable future in support of our pursuit of global, scalable solutions across all geographies and functions that we operate in. These continuing investments include ongoing improvements to the customer experience from initial quote to customer billing and our revenue recognition process; integration of recently acquired operations onto our various information technology systems; and implementation of new tools and technologies to either further streamline and automate processes, or to support our compliance with evolving U.S. GAAP and international accounting standards. As a result of our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. For example, difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. Changes to our financial systems also create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back-office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit us or are de-scoped. Finally, the collective impact of these changes to our business has placed significant demands on impacted employees across multiple functions, increasing the risk of errors and control deficiencies in our financial statements, distraction from the effective operation of our business and difficulty in attracting and retaining employees. Any such difficulties or disruptions may adversely affect our business, our culture and our results of operations.

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
While we own certain of our IBX data centers, others are leased under long-term arrangements. These leased IBX data centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for the rent to be set at then-prevailing market rates. To the extent that then-prevailing market rates or negotiated rates are higher than present rates, these higher costs may adversely impact our business and results of operations, or we may decide against renewing the lease. There may also be changes in shared operating costs in connection with our leases, which are commonly referred to as common area maintenance expenses. In the event that an IBX data center lease does not have a renewal option, or we fail to exercise a renewal option in a timely fashion and lose our right to renew the lease, we may not be successful in negotiating a renewal of the lease with the landlord. Further, for various reasons, a landlord may not want to renew the lease with us, or he may transfer his interests to third parties which could affect our ability to renew the lease. A failure to renew a lease or termination by a landlord of any lease could force us to exit a building prematurely, which could disrupt our business, harm our customer relationships, impact and harm our joint venture relationships, expose us to liability under our customer contracts or joint venture agreements, cause us to take impairment charges and affect our results of operations negatively.
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
We have begun leveraging AI and machine learning capabilities for our employees to use in their day-to-day operations. Failure to invest adequately in such capabilities may result in us lagging behind our competitors in terms of improving operational efficiency and achieving superior outcomes for our business and our customers. As we embark on these initiatives, we may encounter challenges such as a shortage of appropriate data to train internal AI models, a lack of skilled talent to effectively execute our strategy of leveraging AI internally, or the possibility that the tools we utilize may not deliver the intended value. Use of third-party AI tools can also bring information security, data privacy and legal risks. Failure to successfully harness these AI tools and manage associated risks could negatively impact our business and operating results.
We have been, and in the future may be, subject to securities class action and other litigation, which may harm our business and results of operations.
We have been, and in the future may be, subject to securities class action or other litigation. For example, we are currently facing a stockholder class action and a derivative claim as described in "Legal Proceedings" included in Part II, Item 1 of this Quarterly Report on Form 10-Q. Litigation can be lengthy, expensive, and divert management's attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief. Further, any payments made in settlement may directly reduce our revenue under U.S. GAAP and could negatively impact our results of operations for the period. While we maintain insurance coverage, we cannot be certain that such coverage will continue to be available on acceptable terms or in sufficient amounts to cover potential losses. For all of these reasons, litigation could seriously harm our business, results of operations, financial condition or cash flows.
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
Some of our competitors may adopt aggressive pricing policies, especially if they are not highly leveraged or have lower return thresholds than we do. As a result, we may suffer from pricing pressure that would adversely affect our ability to generate revenues. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services or cloud services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX data centers. Similarly, with growing acceptance of cloud-based technologies, we are at risk of losing customers that may decide to fully leverage cloud infrastructure offerings instead of managing their own. Competitors could also operate more successfully or form alliances to acquire significant market share. Regional competitors may also consolidate to become a global competitor. Consolidation of our customers and/or our competitors may present a risk to our business model and have a negative impact on our revenues. Further, because of the expected growth and opportunity related to AI, we anticipate significant investments in the data center industry by both current competitors and new investors and companies looking to capture this opportunity. If Equinix is unable to compete against these new market entrants, or capture a proportionate share of these investments, we could lose market share during this expected period of growth. We also must compete against certain of these competitors to secure the land and power needed for our expansion plans.
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
In order to adapt effectively, we sometimes must make long-term investments and commit significant resources before knowing whether our predictions will accurately reflect customer demand for the new offerings. This kind of investment may include real estate expansion or developing, acquiring and obtaining power and intellectual property investments. If we fail to invest before or contemporaneously with our competitors our results of operations could suffer, we also must remain flexible and change strategies quickly if our predictions are not accurate. We are currently investing in our AI strategy to serve the large footprint we foresee for customers’ AI workloads. The future of AI is still uncertain and as it continues to evolve, our predictions about the market may prove inaccurate. Market news and speculation about the future of AI and/or its impact on the data center industry have caused volatility in our stock price in the past. We cannot guarantee our investments and predictions will be accurate around AI or any other customer demand.
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
Government contracts often have unique terms and conditions to address public sector acquisition requirements, such as most favored customer obligations, and are generally subject to audits and investigations. Being out of compliance with the terms of such contracts could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business. On occasion, we have been out of compliance with contractual terms of certain government contracts and have remedied as necessary.
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
As of September 30, 2025, our retained earnings were $5.8 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We have a significant amount of debt and have announced our need to incur additional debt to support our planned growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of September 30, 2025, our total indebtedness (inclusive of finance lease liabilities and gross of debt issuance costs and debt discounts) was approximately $19.6 billion, our stockholders' equity was $14.2 billion and our cash, cash equivalents and short-term investments totaled $2.9 billion. In addition, as of September 30, 2025, we had approximately $4.0 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of September 30, 2025, we recorded operating lease liabilities of $1.5 billion, which represents our obligation to make lease payments under those lease arrangements.
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
We also plan to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt and given current market conditions the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in even higher interest rates upon refinancing than we anticipate, the interest expense relating to that refinanced indebtedness would increase. These risks could materially adversely affect our financial condition, cash flows and results of operations.

Sales or issuances of shares of our common stock may adversely affect the market price of our common stock.
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2024, we established an "at the market" equity offering program (the "2024 ATM Program") to replace a previous program from 2022 which had been exhausted (the "2022 ATM Program”). Under the $2.0 billion 2024 ATM Program, we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of September 30, 2025, we had approximately $1.2 billion available for sale under the 2024 ATM Program. We have refreshed our ATM program in the past and may refresh our ATM program in the future, which may lead to additional dilution for our stockholders. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 11 within the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM programs.
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
We face pressure from our customers, stockholders and other stakeholders, such as the communities in which we operate, who are increasingly focused on sustainability, to prioritize clean and renewable energy procurement, reduce our carbon footprint, promote resource efficiency practices and demonstrate economic benefits to society. We have established science-aligned sustainability objectives, including long-term goals of achieving 100% clean and renewable energy coverage and reducing our GHG emissions from our operations and supply chain to address some of these goals where possible. We also plan to continue to scale our clean and renewable energy strategy, use refrigerants that pose fewer risks of environmental impact and pursue opportunities to improve energy and water efficiency. As a result of these and other initiatives, we intend to make progress towards reducing our environmental impact, meet our sustainability objectives, as well as ensuring that our business remains viable in a low-carbon economy.
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
Some governmental entities in the U.S. and certain investor constituencies question the appropriateness of or object to sustainability initiatives. Some investors may use sustainability-related factors to guide their investment strategies and may choose not to invest in us, a factor that could tend to reduce demand for our shares and possibly affect our share price adversely. We may face increased governmental scrutiny, potential enforcement actions or private litigation challenging our sustainability goals, or our disclosure of those goals. This could also impact our ability to achieve our sustainability goals. New or changing regulation or public opinion regarding our sustainability goals or our actions to achieve them may result in adverse effects on our financial performance, reputation or demand for our services and products, or may otherwise result in obligations and liabilities that cannot be predicted or estimated at this time.
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
Digitalization has been accelerated in many countries as a direct consequence of the pandemic and regulators are increasingly aware and recognizing the importance of data centers in ensuring the availability, resiliency, security and stability of digitalized critical services such as national security, healthcare and financial and banking services. Our business was designated "critical infrastructure" or "essential services" which allowed our data centers to remain open in many jurisdictions during the COVID-19 pandemic. Regulations such as the US Cyber Incident Reporting for Critical Infrastructure Act of 2022 (“CIRCIA 2022”), the SEC Cybersecurity Disclosure Rule, the EU Network and Information Security Directive No.2 (“NIS 2”), the EU Digital Operational Resilience Act (“DORA”), and Australia’s Security of Critical Infrastructure Act 2018 make it mandatory for Equinix to comply with more stringent requirements related to cybersecurity, data privacy, controls on data storage and cross border data transfer and operational resilience, more so, in countries where our entities and/or IBXs are designated as critical information or critical national infrastructure. Any regulations restricting our ability to operate our business for any reason could have a material adverse effect on our business. In our efforts to meet the various data privacy regulations that apply to us, we have made and continue to make certain changes to our business practices and use of certain third party tools and vendors. Additionally, customer sensitivity to privacy continues to increase and our privacy statements and practices may create additional customer expectations about the collection, use, and sharing of personal information.
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
The Organization for Economic Co-operation and Development ("OECD") is an international association made up of over 30 countries including the U.S. The OECD has proposed and made numerous changes to long-standing tax principles, which, if adopted by the member countries, could have a materially adverse effect on our tax liabilities. For example, it has proposed a framework to implement a global minimum tax of 15% for businesses with global revenues and profits above certain thresholds (referred to as Pillar Two). The framework includes a mechanism empowering foreign jurisdictions to levy a top-up tax on our profits in the U.S. Certain aspects of Pillar Two became effective January 1, 2024, and the rest of the new tax regime became generally effective January 1, 2025, if the rules were adopted and ratified by the legislatures in the OECD countries. On January 20, 2025, the U.S. issued an executive order formally repudiating its commitment to the OECD Pillar Two framework unless it is explicitly enacted by Congress. The order states that the global tax deal has “no force or effect in the United States” and directs the Treasury to assess foreign tax regimes for potential discriminatory impacts on U.S. businesses. On

June 28, 2025, a joint statement issued by G7 members indicated that a “shared understanding” had been reached that would exempt US-parented groups from both of the primary Pillar Two tax regimes. The latest development has substantially decreased the risk of a global minimum tax regime on us, but we will continue to monitor the global tax landscape and the OECD.
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
We paid a quarterly distribution on September 17, 2025 and have declared a quarterly distribution for the fourth quarter of 2025 to be paid on December 17, 2025. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the settlement of reserves or required debt service or amortization payments.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of September 30, 2025, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the entry into new joint venture structures, the adoption of new accounting principles and tax laws, and our overhaul of our back-office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, each of the following directors and/or officers adopted a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. All trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5- (c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.

Name and Title	Date	Action	Start Date	End Date	Total Shares to be Sold
Charles Meyers, Executive Chairman	8/18/2025	Adoption	11/17/2025	4/30/2026	See footnote (1)
Christopher Paisley, Director	8/6/2025	Adoption	11/18/2025	8/18/2026	See footnote (2)
Michael Shane Paladin, Chief Customer and Revenue Officer	8/27/2025	Adoption	1/16/2025	4/30/2026	See footnote (3)

(1)Mr. Meyers’ plan includes (a) 5,087 shares and (b) subject to the achievement of performance conditions, the potential sale of shares for tax withholding relating to awards totaling up to 19,997 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2025 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(2)Mr. Paisley’s plan includes the potential sale of 500 shares, previously acquired via Restricted Stock Unit(s), for diversification purposes.
(3)Mr. Paladin’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding relating to awards totaling up to 4,607 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2025 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No. 2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No. 3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/13/2023	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	12/5/2017	4.1

4.3	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.4

4.4	Form of 2.900% Senior Note due 2026 (See Exhibit 4.3)

4.5	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.6

4.6	Form of 3.200% Senior Note due 2029 (See Exhibit 4.5)	8-K	6/22/2020

4.7	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.2

4.8	Form of 1.250% Senior Note due 2025 (See Exhibit 4.7)

4.9	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.4

4.10	Form of 1.800% Senior Note due 2027 (See Exhibit 4.9)

4.11	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.6

4.12	Form of 2.150% Senior Note due 2030 (see Exhibit 4.11)

4.13	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.8

4.14	Form of 3.000% Senior Note due 2050 (See Exhibit 4.13)

4.15	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.2

4.16	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.15)

4.17	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.4

4.18	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.17)

4.19	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.6

4.20	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.19)

4.21	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.2

4.22	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.21)

4.23	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.4

4.24	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.23)

4.25	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.2

4.26	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.25)

4.27	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.4

4.28	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.27)

4.29	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.6

4.30	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.29)

4.31	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.8

4.32	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.31)

4.33	Twentieth Supplemental Indenture, dated as of April 5, 2022, between Equinix, Inc. and U.S. Bank Trust Company National Association, as Trustee.	8-K	4/5/2022	4.2

4.34	Form of 3.900% Senior Notes due 2032 (included in Exhibit 4.33)

4.35	Notes Purchase Agreement, dated February 7, 2023, and issued by Equinix Japan K.K. and Equinix, Inc. as Parent Guarantor.	10-Q	3/31/2023	4.39

4.36	Terms and Conditions of the Swiss Francs bonds due September 12, 2028, issued by Equinix Europe 1 Financing Corporation LLC and guaranteed by Equinix, Inc. as Guarantor.	10-Q	9/30/2023	4.40

4.37	Indenture, dated as of March 18, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.	POSASR	3/18/2024	4.40

4.38	First Supplemental Indenture, dated as of May 30, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.	8-K	5/30/2024	4.20

4.39	Form of 5.500% Senior Note due 2034 (included in Exhibit 4.38)

4.40	Bond Purchase and Paying Agency Agreement dated September 2, 2024 between Equinix Europe 1 Financing Corporation LLC and Equinix, Inc. as Guarantor and BNP Paribas (Suisse) SA as Swiss Paying Agent and Deutsche Bank AG London Branch as Joint Lead Managers.	10-Q	9/30/2024	4.42

4.41	Second Supplemental Indenture, dated as of September 3, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	9/3/2024	4.2

4.42	Form of 3.650% Senior Note due 2033 (included in Exhibit 4.41)	8-K	9/3/2024	4.3

4.43	Third Supplemental Indenture, dated as of November 22, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	11/22/2024	4.2

4.44	Form of 3.250% Senior Note due 2031 (included in Exhibit 4.43)	8-K	11/22/2024	4.3

4.45	Fourth Supplemental Indenture, dated as of November 22, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	11/22/2024	4.4

4.46	Form of 3.625% Senior Note due 2034 (included in Exhibit 4.45)	8-K	11/22/2024	4.5

4.47	Fifth Supplemental Indenture, dated as of May 19, 2025, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	5/19/2025	4.2

4.48	Form of 3.250% Senior Note due 2029 (included in Exhibit 4.47)	8-K	5/19/2025	4.3

4.49	Sixth Supplemental Indenture, dated as of May 19, 2025, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	5/19/2025	4.4

4.50	Form of 4.000% Senior Note due 2034 (included in Exhibit 4.49)	8-K	5/19/2025	4.5

4.51	Terms and Conditions of the U.S. $3,000,000,000 Euro Medium Term Note Program, established February 28, 2025, by Equinix Asia Financing Corporation Pte. Ltd. and guaranteed by Equinix, Inc.	10-Q	3/31/2025	4.47

4.52	Pricing Supplement, dated March 6, 2025, for the 3.500% Singapore Dollar Senior Notes due 2030 issued under the U.S. $3,000,000,000 Euro Medium Term Note Program.	10-Q	3/31/2025	4.48

4.53	Pricing Supplement, dated August 14, 2025, for the 2.900% Singapore Dollar Senior Notes due 2032 issued under the U.S. $3,000,000,000 Euro Medium Term Note Program.				X

4.54	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.55	Description of Securities.	10-K	12/31/2024	4.5

10.1	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

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
		10-K	12/31/2021	10.22

10.3	First Amendment and Joinder to Credit Agreement dated April 4, 2025 by and among Equinix, Inc., Bank of America, N.A., as administrative agent, lender and L/C issuer, the lenders, Equinix Europe 1 Financing Corporation LLC and Equinix Europe 2 Financing Corporation LLC Securities.	10-Q	3/31/2025	10.3

10.4**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.5**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2021	10.2

10.6**	2020 Equity Incentive Plan.	DEF 14A	4/10/2025	Appendix B

10.7**	Equinix, Inc. 2004 Employee Stock Purchase Plan.	DEF 14A	4/12/2024	Appendix B

10.8**	2023 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.15

10.9**	2023 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.16

10.10**	2023 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.17

10.11**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.34

10.12**	2024 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.35

10.13**	2024 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.36
10.14**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.33
10.15**	2024 Form of TSR Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.34

10.16**	2024 Form of Time-Based Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.35

10.17**	2025 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2025	10.20

10.18**	2025 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2025	10.21

10.19**	2025 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2025	10.22

10.20**	2025 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Adaire Fox-Martin.	10-Q	3/31/2025	10.23

10.21**	2025 Form of TSR Restricted Stock Unit Agreement for Adaire Fox-Martin.	10-Q	3/31/2025	10.24

10.22**	2025 Form of Time-Based Restricted Stock Unit Agreement for Adaire Fox-Martin.	10-Q	3/31/2025	10.25

10.23**	2025 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2025	10.27

10.24**	Offer Letter between Equinix, Inc. and Adaire Fox-Martin, dated as of March 7, 2024.	8-K	3/7/2024	10.1

10.25**	Form of Severance Agreement between Equinix, Inc. and Adaire Fox-Martin.	8-K	3/7/2024	10.2

10.26**	Executive Chairman Agreement between Equinix, Inc. and Charles Meyers, dated as of March 7, 2024.	8-K	3/7/2024	10.3

10.27**	Amendment to Executive Chairman Agreement between Equinix, Inc. and Charles Meyers, dated as of March 11, 2025.	10-Q	3/31/2025	10.31

10.28**	Severance Agreement between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.29**	Severance Agreement between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.30**	Change in Control Severance Agreement between Equinix, Inc and Jon Lin dated January 2, 2022.	10-K	12/31/2022	10.24

10.31**	Change in Control Severance Agreement between Equinix, Inc and Kurt Pletcher, dated September 27, 2022.	10-Q	9/30/2024	10.36

10.32**	Change in Control Severance Agreement between Equinix, Inc and Raouf Abdel, dated October 3, 2019.	10-Q	9/30/2024	10.37

10.33**	Offer Letter between Equinix, Inc. and Michael Shane Paladin, dated June, 26, 2025.	10-Q	6/30/2025	10.34

19.1	Equinix, Inc. Securities Trading Policy.	10-K	12/31/2024	19.1

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	12/31/2024	23.1

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Equinix, Inc. Compensation Recoupment Policy.	10-K	12/31/2023	97.1

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: October 29, 2025
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)