Form 10-K
period 2025-12-31
EQUINIX INC
filed 2026-02-11
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $77.8 billion. As of February 10, 2026, a total of 98,254,928 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's 2026 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2025. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be a part of this report on Form 10-K.

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
Risks Related to the Macro Environment
•Geopolitical events and political tensions contribute to an already complex landscape, and could have a negative effect on our global business operations.
•The current uncertain economic environment, including challenges related to power and supply chains, could impact our business and the businesses of our customers.
•Our business could be harmed by increased costs to procure power, prolonged power outages, shortages or capacity constraints.
Risks Related to our Operations
•Any failure of our physical infrastructure or negative impact on our ability to meet our obligations to our customers, or damage to customer infrastructure within our IBX data centers, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial condition.
•We experienced cybersecurity incidents in the past and may be vulnerable to future security breaches, which could disrupt our operations and have a material adverse effect on our business, results of operation and financial condition.
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
•We have government contracts, which subject us to revenue risk and certain other risks including early termination, audits, investigations, sanctions and penalties, any of which could have a material adverse effect on our results of operations.
•Because we depend on the development and growth of a balanced customer base, including key magnet customers, failure to attract, grow and retain this base of customers could harm our business and results of operations.
Risks Related to our Financial Results and Stock Price
•The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.
•We have been, and in the future may be, subject to securities class action and other litigation, which may harm our business and results of operations.
•Our results of operations may fluctuate.
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
Risks Related to Sustainability, Environmental Laws and Climate Change
•Environmental and sustainability laws and regulations may impose upon us new or unexpected costs.
•Our business may be adversely affected by physical risks related to climate change and our response to it.
•We may fail to achieve our sustainability initiatives, including reaching our climate targets, or may encounter objections to them, which may adversely affect public perception of our business and affect our relationship with our customers, regulators, our stockholders and/or other stakeholders.
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

ITEM 1.    Business
Overview: Enabling Innovation for the Digital World
Equinix (Nasdaq: EQIX) is the world's digital infrastructure company, shortening the path to boundless connectivity anywhere in the world to enable the innovations that enrich our work, life and planet. Equinix combines a global footprint of International Business ExchangeTM (IBX®) and xScaleTM data centers in the Americas, Asia-Pacific, and Europe, the Middle East and Africa ("EMEA") regions, infrastructure and interconnection offerings, and digital ecosystems required to serve a large and diverse set of customers around the world.
Equinix was incorporated on June 22, 1998 as a Delaware corporation and operates as a REIT for federal income tax purposes. Since our inception, Equinix has been a network-neutral, multi-tenant data center ("MTDC") provider, where competing networks could connect and share data traffic to help scale the rapid growth of the early internet. The company’s name, Equinix (composed from the words "equality," "neutrality" and "internet exchange"), reflects that vision. The founders believed they not only had the opportunity, but also the responsibility, to create a company that would be the steward of some of the most important digital infrastructure assets in the world. Twenty-seven years later, we have expanded upon that vision by connecting economies, countries, enterprises and communities with seamless digital experiences, including cutting-edge artificial intelligence ("AI").
Our data centers around the world allow our customers to bring together and interconnect the infrastructure they need to seamlessly operate their business. With Equinix, they can scale with speed and agility, accelerate the launch of new digital offerings while safeguarding data, and implement AI applications at scale to achieve business success. We enable customers to simplify their digital infrastructure, ensure interoperability across platforms, and maximize speed, efficiency and security to deliver superior customer, partner and employee experiences. As more customers choose Equinix for high connectivity and performance reliability at the metro edge, it benefits their suppliers and business partners to colocate in the same data centers and connect directly with each other. This adjacency creates a network effect that attracts new customers while continuously enhancing our value proposition to existing customers and enabling them to capture further economic and performance benefits from our offerings.
Our Competitive Advantage
The digital economy continues to accelerate as AI, data-intensive workloads, and ecosystem-based business models reshape how industries operate. Organizations continue to shift from siloed digital adoption toward interconnected systems where data, digital services, and workflows flow smoothly across partners and platforms. Equinix is uniquely positioned to capture the increasing demand for these infrastructure solutions. Trends reinforcing our leading market position include:
•Scaled global presence: As the world becomes increasingly digital across geographies, organizations will need to partner and collaborate with an infrastructure provider that can satisfy their requirements in a globally consistent manner. Our extensive global footprint spans 280 data centers, in 77 markets in 36 countries. Data sovereignty, security and latency requirements are increasing, requiring a distributed and local metro footprint. This further positions us as a global trusted vendor to our current and prospective customers.

•The requirement of hybrid architectures: Industries are moving from linear value chains to hybrid digital ecosystems. Service providers supply cloud and AI infrastructure, services across payments, cybersecurity and other domains, and industry-specific platforms and applications, while enterprise consumers assemble these capabilities into operational stacks that drive innovation and scale. These comprehensive solutions require a hybrid of enterprise-owned infrastructure combined with networking to a diverse set of service providers. With over 10,500 customers, including 2,000+ network service providers and a leading market share of cloud-on ramps, our position is unmatched in the industry.
•The interconnection imperative: Growing digital complexity and real-time operational demands require secure, low-latency private interconnection across clouds, networks, partners, and data sources. Critical workflows—including digital payments, supply chain telemetry, smart manufacturing, telemedicine, and AI inference—depend on high-performance connectivity. Interconnection has become essential for resiliency, regulatory compliance, and collaboration across increasingly distributed digital ecosystems. Over our 27-year history, we have curated a diverse, industry-leading ecosystem of more than 500,000 interconnections.
•AI as a catalyst for ecosystem acceleration: AI adoption is increasing the need for distributed, interconnected digital infrastructure. Training, inference, and model coordination require dense data exchange across cloud and edge environments. AI-driven use cases—spanning fraud detection, predictive maintenance, connected mobility, personalized retail, energy optimization and agentic connectivity—depend on secure, low-latency pathways. As AI integrates into mission-critical workflows, multi-directional, low-latency connectivity becomes essential. Equinix has curated a leading AI ecosystem of model providers, data platforms, neoclouds and gateways to serve the AI requirements of enterprises.
•Sustainability, resource efficiency and intelligent infrastructure management: Rising digital demand—driven by AI, cloud growth, and global data proliferation—is heightening expectations for environmental accountability. Digital value networks support more efficient operations through innovations in high-density compute, AI-optimized cooling, grid-interactive systems, renewable integration, and telemetry-driven management. Intelligent infrastructure is becoming critical to meeting sustainability goals while supporting expanding digital workloads.
Equinix Business Proposition
In 2025, we continued to build new offerings to further our mission to make digital infrastructure more powerful, accessible and sustainable. At Equinix, businesses can reach strategic markets with scalable, manageable infrastructure that blends physical and virtual options on our one-of-a-kind global ecosystem. We enable competitive advantage for our customers and partners by creating the foundational infrastructure capabilities that harness innovation and create value. We offer a comprehensive, integrated suite of infrastructure and interconnection solutions, with global, state-of-the-art data centers which meet strict standards of security, reliability, certification and sustainability. Our footprint consists of 280 data centers worldwide, including:
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
The following are Equinix's primary revenue-generating products and other offerings:
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
•Equinix Smart Hands® provides around-the-clock, on-site operational support service for remote management, installation and troubleshooting of customer data center equipment. Using Equinix IBX data center technicians, Smart Hands allows customers to manage their data center operations from anywhere in the world.
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
•Equinix Fabric® provides secure, on-demand, software-defined interconnection. Built specifically for digital infrastructure, Equinix Fabric enables businesses to connect globally to their choice of thousands of networking, storage, compute and application service providers in the industry’s largest infrastructure ecosystem. As the foundation of Equinix’s interconnection capability, Equinix Fabric also enables customers to quickly and easily connect between the physical and virtual digital infrastructures they have deployed in Equinix data centers globally.
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
Competitive Landscape
While a large number of enterprises and service providers, such as hyperscale cloud service providers, own their own data centers, we believe enterprises are shifting away from single-tenant solutions toward those that enable customers to outsource some or all of their IT infrastructure and interconnection requirements to third-party facilities, such as those operated by Equinix. This shift is being accelerated by the proliferation of hybrid multi-cloud architectures and the adoption of AI.
Historically, the outsourcing market was served by large telecommunications carriers that bundled their products and services with their colocation offerings. The data center market landscape has since evolved to include private and carrier-neutral multi-tenant data centers, public and private cloud providers, managed infrastructure and application hosting providers, large hyperscale cloud providers and systems integrators. As a result, the global MTDC market is large and remains highly fragmented—with significant long-term growth opportunities for providers that can bundle various colocation, interconnection and network offerings, outsourced IT infrastructure solutions and managed services.
Equinix has a highly differentiated offering in this large and growing market. Our global platform reaches 36 countries and connects the industry’s largest and most active ecosystem of partners across our sites, including access to a leading share of cloud on-ramps and an increasingly diverse ecosystem of networks and cloud and IT service providers. This ecosystem creates a network effect that improves performance and lowers the cost for our customers, enabling them to innovate and fast-track digital transformation. This is a significant source of competitive advantage for Equinix—particularly as AI and cloud innovations fuel workload demands for hyperscale infrastructure and optimization across enterprises. Our scalable, neutral, global platform offers one-of-a-kind solutions to the most pressing digital challenges customers face. Our platform enables customers to bring together physical and programmable technologies like compute, storage, network, AI and applications to build the foundation for their company's digital success.
Customers
Our customers include telecommunications carriers, mobile and other network services providers, cloud and IT services providers, digital media and content providers, financial services companies, and global enterprise ecosystems in various industries. We provide each company with access to a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs, and we delivered 99.9999%+ operational uptime across our global data centers during the year ended December 31, 2025. As of December 31, 2025, we had over 10,500 customers worldwide. No one customer made up 10% or more of our total business revenues for the year ended December 31, 2025.
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
Human Capital
As of December 31, 2025, we had 13,716 employees worldwide with 5,917 based in the Americas, 4,706 based in EMEA and 3,093 based in Asia-Pacific. Of those employees, 44% of employees were in engineering and operations, 14% of employees were in sales and marketing and 42% of employees were in management, finance and administration. As of December 31, 2025, approximately 71% of our workforce identified as men, 28% identified as women and less than 1% declined to identify.
Equinix remains steadfast in its commitment to create a thriving workplace where we foster belonging for all— where every one of our colleagues is valued and respected for who they are and what they contribute. Our objective is to continue to make our culture a critical competitive advantage, engaging every leader and every employee in the process.
Our talent strategies focus on attracting, developing and retaining a diverse, global workforce; building leadership capability and accountability; and empowering employees to do the best work of their lives. We continue to leverage and expand our recruiting pathways to attract qualified talent from adjacent industries and reach emerging talent pools. In 2025, our internship and apprenticeship programs provided pathways for early-career talent to gain hands-on experience, mentorship, and development opportunities in both technical and professional settings, setting them up for success to thrive at Equinix. Also, through employee-led collaborations, Equinix is building long-term relationships with local schools to raise awareness of data center careers and provide ongoing opportunities for student engagement, learning and mentorship. Lastly, we continue to focus on leadership development by offering programs that feature external experts to speak on topics ranging from strategic alignment, team management, and industry relevant topics. We also evolved our performance management approach, increasing simplicity and clarity through consistent feedback between employees and their managers.
We believe in equal pay and equal opportunity for everyone. Equinix remains committed to ensuring we have consistent practices in place to recognize, reward and promote all employees, regardless of gender, ethnicity, sexual orientation, or other protected class. Equinix operates a rigorous governance framework to manage pay and other compensation elements to ensure that all reward decisions are fair and without discrimination or bias. All roles are mapped and graded to one consistent global organizational framework. Each grade has a specific pay range informed by benchmarking against the external market in the country in which the role is located. This global framework is also used to determine target levels for annual bonuses and long-term incentives. We strive to update annually our global market data where information is available.
We believe our employee engagement efforts differentiate Equinix's culture and accelerate our competitive advantage as they lead to more inclusive and high performing teams, higher employee satisfaction and overall organizational innovation and success. In 2025, employee satisfaction scores resulted in an average score of 78 for Equinix, followed by our average belonging score of 81 and average well-being score of 82. Our Equinix Employee Connection Networks ("EECNs") are a strategic cornerstone of our inclusive culture, fostering a sense of belonging that drives engagement and business impact. Open to all employees, our nine EECNs are designed to provide meaningful learning opportunities, raise awareness of diverse perspectives, and strengthen connections across the organization.
We recognize that creating the best workplace and culture requires a global effort with localized approaches. As of 2025, we have 44 global WeAreEquinix teams, led by employee volunteers, who are empowered to create and promote belonging in locations across the world. Through both virtual and in-person connection, and in collaboration with the business and their local communities, these volunteer leaders create opportunities to support Wellbeing, Sustainability, and Community engagement. Across our EECNs and WeAreEquinix teams, we currently have 800+ volunteer leaders who are working on strengthening community and belonging for our workforce.
The Equinix Foundation and Equinix Community Impact program promote connection and belonging by enabling employees to give back through volunteer services, donations and more, to the communities in which we work and live. In 2025, our employees volunteered over 54,400 hours, representing an increase of approximately 45% year-over-year. Since the launch of the Equinix Foundation in 2022, we have continued to focus on the advancement of digital inclusion—from access to technology and connectivity to the skills needed to thrive in today's digitally-driven world.
We believe our commitment to the highest standards of honesty, integrity and ethical behavior differentiates our business as much as our technology. We promote these high standards through a number of policies including the Equinix Code of Business Conduct. All employees are required to complete training in ethics and the company’s anti-bribery and corruption policies. In addition, we maintain a confidential ethics helpline where employees are encouraged to speak up if they have any questions or concerns that our Code of Business Conduct is being violated. We have a zero-tolerance, non-retaliation policy that protects our employees when they speak up.
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
Sustainability
We believe in a future where technology drives sustainable growth and transformative social impact. Our Future First strategy is our commitment to sustainability as we deliver digital infrastructure that fosters positive change through secure, efficient and responsible solutions—bringing the world together to create innovations that will enrich our work, life and planet. We bring this vision to life by growing our digital infrastructure sustainably through our commitment to minimize environmental impact while enabling our customers to leverage the full potential of the digital economy. In addition, we drive social progress by championing belonging for all, fostering a people-centered culture and working to close the digital divide in the communities where we build, work and live. At the core of it all, we lead with integrity by building our business on a foundation of ethical conduct for accessible, resilient and responsibly managed digital infrastructure.
We continue to progress on our sustainability strategy and look to build a business and world that reflects our vision to enable innovations that enrich our work, life and planet. Our sustainability program earned notable recognition in 2025, including achieving the EcoVadis Gold Medal for the first time. EcoVadis provides trusted, independent evaluations of company sustainability performance, and is frequently requested by our customers.

Environmental Performance
Climate change presents systemic risks to the global economy, infrastructure, and supply chains, making it critical to our long-term business resilience. Reducing greenhouse gas emissions helps us manage regulatory exposure, energy price volatility and climate related disruptions, while also enabling us to meet rising customer expectations, access sustainable capital and drive operational efficiency across our global portfolio. Equinix began its sustainability journey prior to 2014. We were the first in the industry to set approved near-term science-based targets ("SBTs") for our emissions reduction roadmap. In 2024, our 2040 long-term science-based target was approved by the Science Based Targets initiative ("SBTi").
We track our progress towards our goals by measuring and reporting our global Greenhouse Gas ("GHG") footprint across direct ("Scope 1"), indirect energy ("Scope 2") and indirect value chain ("Scope 3") emissions. As of 2024, we have achieved a 10% absolute reduction in operational GHG emissions from a 2019 baseline year (Scope 1 and Scope 2 market-based metric tons of carbon dioxide-equivalent ("mtCO2e")), despite significant business growth. To identify and assess climate-related physical and transition risks, we conduct climate risk assessments and disclose key findings through our Task Force on Climate-related Financial Disclosures ("TCFD")-aligned Climate Risk report. In 2025, we strengthened our climate risk assessment by introducing a quantitative model and expanding the scope of risks analyzed. This approach provides deeper, data-driven insights into both physical and transition risks, helping us better understand their relevance to Equinix and prioritize actions that enhance business resilience. These efforts help inform strategic planning, enhance risk management, and provide insights into how climate change may impact our operations and long-term financial performance.
We invest in energy efficiency and procure renewable energy to reduce our GHG emissions and maintain a competitive edge in our industry. Our operational efficiency is measured through power usage effectiveness ("PUE"), our primary performance indicator. In 2024, we achieved an annual average operational PUE of 1.39, a 6% improvement from 2023, despite an expanded portfolio. In parallel, we continue to expand renewable energy coverage across our portfolio.
Equinix was the first data center company to set a goal of 100% clean and renewable energy coverage across our portfolio. In 2024, 96% of our global electricity consumption, and 100% of U.S. and European electricity consumption, was covered by renewable energy sources. We procure Energy Attributable Certificates ("EACs") through various mechanisms, favoring Power Purchase Agreements ("PPAs") that add new clean energy to the grid. As of December 31, 2025, we have executed 29 PPAs in 12 countries, which brings our total portfolio to 1,472 MW of new wind and solar capacity in Australia, Brazil, Finland, France, India, Italy, Japan, Portugal, Singapore, Spain, Sweden, and the United States.
Our green finance program exemplifies our commitment to sustainability, enabling targeted investments in infrastructure and innovation that deliver measurable environmental benefits while generating resilient value for our stakeholders. In 2024, we updated our Green Finance Framework to broaden our focus, incorporating projects that advance decarbonization, resource efficiency and climate resilience, while also tightening eligibility criteria with more rigorous qualification requirements. These investments, ranging from renewable energy procurement to low- carbon construction materials, help us reduce emissions, conserve resources, and reduce our environmental impact. As of December 31, 2025, Equinix has issued a total of approximately $9.5 billion in green bonds, with $7 billion in net proceeds allocated to eligible green projects.
Customer Impact
As part of our commitment to better serve our customers, Equinix provides customers with Green Power Reports ("GPRs") that detail customer’s electricity consumption, renewable energy coverage and carbon footprint related to their Equinix deployments. In 2025, to enhance accessibility and ease of use, we launched a self-service tool that allows customers to directly download their GPRs. We also introduced Customer Water Reports ("CWRs") that provide allocated water withdrawal and Water Usage Effectiveness ("WUE") metrics for every Equinix site that uses water for cooling.
Sustainability Accounting Standards Board ("SASB") Disclosures
The following metrics are aligned with SASB Real Estate Standard version 2023-06 and represent the performance of our facilities in the calendar years specified. Energy, renewable energy, and GHG emissions are independently assured to ISO 14064-3:2019 Standards for the quantification and reporting of GHG emissions

(Scope 1, 2 and 3). Calendar year data for 2025 will become available in Q2 2026 and will be published in our annual Sustainability Report located on our corporate website.
Energy Management: Energy Consumption

Year	Energy Consumption Data as a % of Floor Area	Total Energy Consumed by Portfolio Area with Data Coverage (MWh) (1)	Like-for-Like Change in Energy Consumption of Portfolio Area with Data Coverage (MWh) (2)	Grid Electricity Consumption as a % of Energy Consumption	Energy Consumption from Renewable Sources (MWh) (3)	Renewable Energy as a % of Energy Consumption	Like-for-Like Change in Energy Consumption from Renewable Sources as a % of Portfolio Area with Data Coverage (2) (3)	Renewable Energy as a % of Electricity Consumption
2023(4)(5)	92.2%	8,217,000	4.9%	94.7%	7,770,000	95%	5.2%	96%
2024(6)(7)	99.6%	8,868,053	13%	92.7%	8,229,552	92.8%	13.3%	96%
(1)The scope of energy includes energy used onsite and energy procured.
(2)Like-for-like computed for stabilized asset list for the overlapping list of sites designated as stabilized in 2023 and 2024.
(3)Equinix procures renewable energy to cover for the entire electricity consumption of sites.
(4)Recently constructed or acquired sites for which no utility data is available are excluded. These include BG2, DC16, FR13, IL4, JH1, JN1, KL1, MB4, MD6, NY3, SL4 and TY15. Reseller sites are also excluded in both the gross floor area and the energy metrics (DA99, OS99, SH1).
(5)2023 portfolio coverage excludes xScale sites: DB6x, FR9x, OS4x, SL2x, SV12x.
(6)Recently constructed or acquired sites for which no utility data is available are excluded. These include JN1, MB4 and SA1. Reseller sites are also excluded in both the gross floor area and the energy metrics (DA99, OS99, SH1).
(7)2024 portfolio coverage excludes xScale sites: FR9x.
Energy Management: Green Building Ratings
Our data centers are designed with high operational excellence standards and energy efficiency in mind and are planned holistically to incorporate the needs of our customers and communities, while minimizing the use of natural resources in our operations.
Our Energy Efficiency Center of Excellence is driving a global approach to improving operational efficiency across our global portfolio from lighting and airflow management to efficient cooling innovations. The program also engages customers to manage their implementations more sustainably at our facilities, leading to overall improved site efficiencies.
We aim to have our data centers certified to green buildings and energy management certifications and schemes. These include USGBC LEED green buildings certifications, ISO 14001:2015 Environmental Management Standard, ISO 50001:2011 Energy Management Standard, BCA Green Mark, U.S. EPA Energy Star for Data Centers and others. Data centers receiving green building ratings in 2025 covered 1,278,460 gross sq. ft across Barcelona, Dublin, Istanbul, Johor Bahru, London, Silicon Valley, Tokyo, and Washington, D.C.
In 2025, we had 32.4 million gross sq. ft., or 98.7% of our global footprint, in operation with green buildings and energy management certifications. Within the U.S., we had 10.8 million gross sq. ft., or 100% of our footprint, under certification, including 1.8 million gross sq. ft., or 16.6% of U.S. footprint, having achieved U.S. EPA Energy Star for Data Centers. We disclose these and other site-level details about our data centers on our sustainability website.

Year	Total Gross sq. ft. (million)(1)	Area of Eligible Portfolio with Green Building Rating (million sq. ft.)(2)	Eligible Portfolio with Green Building Rating (%)
Global Total through 2025	32.8	32.4	98.7%
U.S. Total through 2025	10.8	10.8 1.8 (Energy Star)	100% 16.6% (Energy Star)

(1)Ratings included in our totals: ISO 50001 Energy Management, ISO 14001 Environmental Management, LEED green buildings certifications, U.S. Environmental Protection Agency Energy Star for Data Centers, BCA Green Mark, NABERS and Green Globes.
(2)As of December 2025, ten sites received Energy Star for Data Centers recognition, representing 16.6% of our U.S. portfolio. In contrast, our U.S. portfolio has 24 LEED-certified data centers or 48.2% of the U.S. portfolio by gross square footage.

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
We were incorporated in Delaware in June 1998. We are required to file reports under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission ("SEC"). The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information.
You may also obtain copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, including exhibits, and any amendments to such reports, free of charge by visiting the Investor Relations page on our website, www.equinix.com. These reports are available as soon as reasonably practical after we file them with the SEC. Information contained on or accessible through our website is not part of this Annual Report on Form 10-K.

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
Risk Factors
Risks Related to the Macro Environment
Geopolitical events and political tensions contribute to an already complex landscape, and could have a negative effect on our global business operations.
Geopolitical events, including trade tensions between the U.S. and other countries, the war between Russia and Ukraine, and ongoing conflicts in the Middle East, could negatively affect our global operations, and their future impact remains unpredictable. In addition, uncertainty surrounding the legality, enforceability, and interpretation of U.S. and international laws, executive actions, regulatory frameworks, and enforcement priorities could result in compliance challenges, significant penalties, operational restrictions, reputational harm, or adverse effects on our business and results of operations. Periodic risks of a U.S. government shutdown could further disrupt economic conditions. Moreover, actual or proposed U.S. tariffs and potential counter tariffs may increase costs and disrupt our supply chain, with their scope and duration dependent on evolving negotiations and exemptions, making their impact difficult to predict. Our inability to effectively manage these developments could have a material adverse effect on our business, financial condition, results of operations, and the price of our common stock.
The current uncertain economic environment, including challenges related to power and supply chains, could impact our business and the businesses of our customers.
We are experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to our IBX data center construction and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. Further, as a result of the increase in demand for AI infrastructure, we are anticipating chip shortages relative to those experienced in the market in prior years. This shortage could impact our customers and delay or deter customer server deployments within our IBX data centers. These shortages could also impact our own network rooms and certain products which rely on integration with these chips. Price increases for the chips could be significant and could have a material impact on our business or the business of our customers. The adverse economic conditions we are currently experiencing, including the impact of increased tariffs and inflation, may also impact our customers and cause a decrease in sales as some customers may initiate cost cutting measures or scale back their operations. This could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our days of sales outstanding in accounts receivable ("DSO"), longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers, vendors and/or partners filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations.
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
Each new facility requires access to significant quantities of electricity. Limitations on generation, transmission and distribution may limit our ability to obtain sufficient power capacity for potential expansion sites in new or existing markets. Utility companies and other third-party power providers may impose onerous operating conditions to any agreement to provision power or we may experience significant delays, unfavorable contractual terms, new industry regulations and substantial increased costs to obtain the level of electrical service required by our current or future IBX data center designs. In certain cases, we must commit to power purchases before an IBX center is fully operational, increasing fixed costs and the risk that these costs cannot be passed on to customers. Our ability to find reliable partners and appropriate sites for expansion may also be limited by access to power, especially as we design our data centers to the specifications of new and evolving technologies, such as AI, which are more power-intensive, and further prepare to serve the power demands we expect in the future.
Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyber-attacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids or internal systems more generally, and planned power outages by public utilities, could harm our customers and our business. Employees working from home could be subjected to power outages at home which could be difficult to track and could affect the day-to-day operations of our non-IBX data center employees. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical, regulatory and reliability problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we could be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators, which are in turn supported by onsite fuel storage and through contracts with fuel suppliers, but these measures may not always prevent downtime or solve for long-term or large-scale outages. We have experienced outages in the past for various reasons and could experience outages in the future. Any outage or supply disruption could adversely affect our business, customer experience and revenues.
We are currently experiencing inflation and volatility pressures in the energy market globally. Various macroeconomic factors are contributing to the instability and global power shortage including inadequate power generation and transmission to meet market demand in certain locations, severe weather events, governmental regulations, government relations and inflation. While we have aimed to minimize our risk, via hedging, conservation, and other efficiencies, we expect the cost for power to continue to be volatile and unpredictable and subject to inflationary pressures. We believe we have made appropriate estimates for these costs in our forecasting, but the current unpredictable energy market could materially affect our ability to expand our business, our financial forecasting, results of operations and financial condition.
Risks Related to our Operations
Any failure of our physical infrastructure or negative impact on our ability to meet our obligations to our customers, or damage to customer infrastructure within our IBX data centers, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial condition.
Our business depends on providing customers with highly reliable solutions. We must safeguard our customers' infrastructure and equipment located in our IBX data centers and ensure our IBX data centers and non-IBX business operations remain operational at all times. We own certain of our IBX data centers, but others are leased by us, and we rely on the landlord for basic maintenance of our leased IBX data centers and office buildings and, in some cases, the landlord is responsible for the infrastructure that runs the building such as power connections, UPSs and backup power generators. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us and we may be required to incur substantial additional costs to repair or upgrade the IBX data centers. Newly acquired data centers also may not have the same power infrastructure and design in place as our own IBX data centers. These legacy designs could require upgrades in order to meet our standards and our customers’ expectations. Until the legacy systems are brought up to our standards, customers in these IBX data centers could be exposed to higher risks of unexpected power outages. We have experienced power outages because of these legacy design issues in the past and we could experience them in the future.
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
•insider threat;
•global pandemics;
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
Furthermore, we are dependent upon internet service providers, telecommunications carriers and other website operators in the Americas, Asia-Pacific and EMEA regions and elsewhere, some of which have experienced significant system failures and electrical outages in the past. We also rely on a number of third-party software providers in order to deliver our offerings and operate our business. Our customers may in the future experience difficulties due to system failures unrelated to our systems and offerings. If, for any reason, these suppliers fail to provide the required services, our business, financial condition and results of operations could be materially and adversely impacted.
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
We experienced cybersecurity incidents in the past and may be vulnerable to future security breaches, which could disrupt our operations and have a material adverse effect on our business, results of operation and financial condition.
Despite our efforts to protect against cyber-attacks, we are not fully insulated from such threats. We have experienced cybersecurity attacks and security incidents to varying degrees, and in some cases threat actors have gained unauthorized access to our systems and data. While previous incidents have been resolved, and their impacts have been immaterial, we expect we will continue to face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, ransomware, malware, distributed denial-of-service attacks or other malicious activities, and the impact of such events in the future may be material. A cyber attack may originate from either an external actor or an insider threat within the organization. In the course of our business, we utilize vendors and other partners who are also sources of cyber risks to us. In addition, our hybrid working model, that includes both work from home and in office working environments, could expose us to additional security risks.
We offer professional solutions to our customers where we consult on data center solutions and assist with implementations. We also offer managed services in certain locations where we manage the data center infrastructure for our customers. The access to our clients' networks and data, which is gained from these solutions, creates some risk that our clients' networks or data could be improperly accessed. We may also design our clients' cloud storage systems in such a way that exposes our clients to increased risk of data breach. If we were held responsible for any such breach, it could result in a significant loss to us, including damage to our client relationships, harm to our brand and reputation, and legal liability.
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
In December 2025, we announced the retirement of and succession plan for our Chief Financial Officer. Any significant leadership change involves risk, and any failure to transition effectively could hinder our strategic planning, business execution and future performance. A transition in our Chief Financial Officer role may create uncertainty and operational challenges, including disruption to employee workflows, increased distraction, potential adverse impacts on employee retention and satisfaction, and an increased risk of delays or errors in financial reporting and internal controls during the transition period. Any such impacts could impair our ability to execute our financial strategy effectively and could adversely affect our results of operations and financial condition. Our future performance depends on the continued success of our executive team and our ability to attract and retain skilled employees, including management. In addition, our talent strategy could continue to evolve with the future direction of the business. We must continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent. We cannot provide assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. The failure to recruit and retain necessary key personnel could cause disruption, harm our business and hamper our ability to grow our company.
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
In order to adapt effectively, we sometimes must make long-term investments and commit significant resources before knowing whether our predictions will accurately reflect customer demand for the new offerings. This kind of investment may include real estate expansion or developing, acquiring and obtaining power and intellectual property investments. If we fail to invest before or contemporaneously with our competitors, our results of operations could suffer. We also must remain flexible and change strategies quickly if our predictions are not accurate. We are currently investing in our AI strategy to serve the large footprint we foresee for customers’ AI workloads. The future of AI is still uncertain and as it continues to evolve, our predictions about the market may prove inaccurate. Market news and speculation about the future of AI and/or its impact on the data center industry have caused volatility in our stock price in the past. We cannot guarantee our investments and predictions will be accurate around AI or any other customer demand.
We have also been making investments of resources in expanding our product portfolio in recent years. New offerings may come with additional risks and may not always be successful, and certain past offerings have been or are being discontinued, including the Equinix Metal product. New offerings may also require additional capital, have lower margins and higher customer churn as compared to our data center offerings, thus adversely impacting our results. These offerings may also introduce us to different competition and faster development cycles as compared to our data center business. If we cannot develop or partner to quickly and efficiently meet market demands, we may also see adverse results. While we believe these product offerings and others we may implement in the future will be desirable to our customers and will complement our other offerings, we cannot guarantee the success of any product or any other new product offering.
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
Failure to successfully execute on our product, AI or hyperscale strategies could materially adversely affect our financial condition, cash flows and results of operations.
We have government contracts, which subject us to revenue risk and certain other risks including early termination, audits, investigations, sanctions and penalties, any of which could have a material adverse effect on our results of operations.
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

Risks Related to our Financial Results and Stock Price
The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.
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
•changes in the perceived demand for goods and services supporting AI;
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
Furthermore, short sellers may engage in activity intended to drive down the market price of our common stock, which could also result in related regulatory and governmental scrutiny, among other effects. Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our common stock for the price to decline. At any time, short sellers may also publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum in our common stock. Short selling reports can cause downward pressure and increased volatility in an issuer’s stock price. On March 20, 2024, a short seller report was published about us, which contained certain allegations related to components of our operating results and other strategic matters. As a result, the Audit Committee of our Board of Directors commenced an independent investigation to review the matters referenced in the report. Shortly after the release of the report, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California (the "NDCA") and on April 30, 2024, we also received a subpoena from the SEC. On November 19, 2025, we received correspondence from the SEC indicating that the agency had concluded its investigation and does not intend to recommend an enforcement action. The Company also does not expect any further related action from the NDCA. Although these investigations are resolved, any future subpoenas, inquiries or investigations conducted by a governmental organization or other regulatory body or internal investigation, could result in a material diversion of our management’s time and result in substantial cost and, in the event of an adverse finding, could have a material adverse effect on our business and results of operations.
We have been, and in the future may be, subject to securities class action and other litigation, which may harm our business and results of operations.
We have been, and in the future may be, subject to securities class action or other litigation. For example, we recently resolved a stockholder class action lawsuit and continue to face multiple stockholder derivative claims as described in "Legal Proceedings" included in Part I, Item 3 of this Annual Report on Form 10-K. Litigation can be lengthy, expensive, and divert management's attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief. Further, any payments made in settlement may directly reduce our revenue under U.S. GAAP and could negatively impact our results of operations for the period. While we maintain insurance coverage, we cannot be certain that such coverage will continue to be available on acceptable terms or in sufficient amounts to cover potential losses. For all of these reasons, litigation could seriously harm our business, results of operations, financial condition or cash flows.
Our results of operations may fluctuate.
We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our results of operations may cause the market price of our common stock to be volatile. We may experience significant fluctuations in our results of operations in the foreseeable future due to a variety of factors, many of which are listed in this Risk Factors section. Additional factors could include, but are not limited to:
•the timing of investment commitment versus the subsequent resulting revenue as development can take multiple years;
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
•restructuring and other exit charges incurred in the event of a realignment of our management structure, operations or products or other exit activities;
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
As of December 31, 2025, our retained earnings were $6.1 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in new and existing markets. Construction projects expose us to many risks which could have an adverse effect on our results of operations, financial condition and/or on customer demand and satisfaction. As part of our current strategy, we are also building larger campuses than we have in the past which may exacerbate many of the risks associated with construction projects. Current global supply chain, tariffs and inflation issues have also increased many of these construction risks and created additional risks for our business. Some of the risks associated with construction projects include:

•construction delays and/or quality issues;
•power and power grid constraints;
•unexpected lack or reduction of power access;
•increased prices and lack of availability and delays for data center equipment, including items such as generators and switchgear;
•water constraints;
•unexpected budget changes;
•increased prices for and delays in obtaining building supplies and raw materials;
•labor availability, labor disputes and work stoppages with contractors, subcontractors and other third parties;
•unanticipated environmental issues and geological problems;
•delays related to permitting and approvals to open from public agencies and utility companies;
•community protest and/or disruption;

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
We are currently experiencing rising construction costs which reflect the increase in cost of labor and raw materials, supply chain and logistic challenges, and high demand in our sector. While we have invested in creating a reserve of materials to mitigate supply chain issues and inflation, it may not be sufficient and ongoing delays, difficulty finding replacement products and continued high inflation could affect our business and growth and could have a material effect on our business. In certain instances, we have elected to pre-buy certain equipment and materials to mitigate supply chain issues before our construction plans are finalized. If our estimates are wrong, we may be liable to pay for goods we no longer need.
Current relations between the U.S. and China have created increased supply chain risk due to successive U.S. legislation promoting decoupling from China on semiconductors and specific telecommunications equipment makers as well as the threat of increased tariffs and having to source from alternative suppliers for key components outside of China. We are currently using our global supply chain to manage the evolving tariff environment and reduce impacts on our business and customers. At this time, we believe the largest potential tariff impact for us is related to steel and steel derivatives. Tariffs on steel and steel derivatives could lead to significant building cost increases for us if we are unable to source alternative options. Any additional tariffs to be imposed by the U.S. on imports from certain countries and potential counter-tariffs in response, could lead to increased costs and supply chain disruptions.
Attacks on merchant vessels remain high in the Red Sea which is causing disruptions in shipping routes. Although alternative routes are available, including routes via the Cape of Good Hope, these routes can add additional transit time and lead to delayed deliveries and increased fuel costs. We anticipate the disruptions in the Red Sea could continue to escalate. Any additional or unexpected disruptions to our supply chain, including in the event of any sustained regional escalation of the current conflict in the Middle East in the area around the Red Sea or more broadly, or inflationary pressures could significantly affect the cost and delivery timing of our planned expansion projects and interfere with our ability to meet commitments to customers who have contracted for space in new IBX data centers under construction.
Construction projects are dependent on permitting from public agencies and utility companies. Any delay in permitting, including due to community opposition, could affect our growth. We are currently experiencing permitting delays in most metros. While we don't currently anticipate any material long-term negative impact to our business because of these construction delays, these types of delays and stoppages related to permitting from public agencies and utility companies could worsen and have an adverse effect on our bookings, revenue or growth. Additionally, increased community scrutiny of data center resource use including land, water and power, may lead permitting authorities to impose stricter requirements, resulting in longer approval processes, higher costs, or project cancellations. These challenges could hinder our ability to execute growth plans and meet strategic objectives.
All construction related projects require us to carefully select and rely on the experience of one or more designers, general contractors, and associated subcontractors during the design and construction process. Additionally, we specify performance and quality requirements for our products. Constraints to component availability, restrictions on permitted suppliers, import and export controls and supplier backlogs could lead suppliers to source from alternative providers. This could lead to increased quality defects and a failure of Equinix to meet our performance and quality requirements. Further, should a designer, general contractor, significant subcontractor or key supplier experience financial problems or other problems during or leading up to the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.
Site selection is also a critical factor in our expansion plans. There may not be suitable properties available in our markets with the necessary combination of high-power capacity, sufficient water supply and fiber connectivity, or selection may be limited. We expect that we will continue to experience limited availability of water and power and grid constraints in many markets as well as shortages of associated equipment because of the current high demands and finite nature of these resources. These shortages could result in site selection challenges, construction delays or increased costs. Government limitations or moratoriums placed on data center construction in a given market may also negatively impact our ability to expand according to our plans or prevent us from completing our data center construction projects leading to stranded capital. Thus, while we may prefer to locate new IBX data centers adjacent to our existing locations, it may not always be possible. In the event we decide to build new IBX data centers separate from our existing IBX data centers, we may provide metro connect solutions to connect these two IBX data centers. Should these solutions not provide the necessary reliability to sustain connection, or if they do not meet the needs of our customers, this could result in lower interconnection revenue and lower margins and could have a negative impact on customer retention over time.
Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.
We have completed numerous acquisitions and we expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including but not limited to:
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
•the possibility that we may be unable to integrate certain IT systems for any reason including because they do not meet Equinix's standard requirements with respect to security, privacy or any other standard;
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
•the possibility that future acquisitions may be in geographies and regulatory environments to which we are unaccustomed and we may become subject to complex requirements and expose us to risks with which we have limited experience;
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
We have entered into joint ventures to develop and operate data centers. Certain sites that are intended to be utilized in joint ventures require investment for development. The success of these joint ventures will depend, in part, on our ability to find suitable land and power. From time to time, Equinix may incur costs or make commitments to acquire land and/or power prior to the consummation of the joint venture or in advance of their transfer to the joint venture. These commitments could result in increased costs and risks for Equinix. The success of these joint ventures will also depend on the development of the data center sites. Such development may be more difficult, time-consuming or costly than expected and could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. Additionally, if it is determined these sites are no longer desirable for the joint ventures, we would need to adapt such sites for other purposes and incur additional expenses as a result.
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
•our joint venture structures may come with complex governance obligations that may be challenging to meet;
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
For the years ended December 31, 2025, 2024 and 2023, we recognized approximately 61%, 62% and 63%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Mexico, South America, the Asia-Pacific region and the EMEA region.
In addition, we are currently undergoing expansions or evaluating expansion opportunities outside of the U.S., which could include entering into emerging and higher-risk markets which may expose us to new risks. Undertaking and managing expansions in foreign jurisdictions may present unanticipated challenges to us.

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
•exposure to hyperinflation related to expansion into developing countries;
•difficulties in repatriating funds from certain countries;
•our ability to obtain, transfer or maintain licenses required by governmental entities with respect to our business;
•difficulties in procuring power and/or in obtaining stable sources of power;
•our ability to secure and maintain the necessary physical and telecommunications infrastructure;
•unexpected changes in political environments and government relations including trade wars;
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
•compliance with changing and conflicting laws, policies and requirements related to sustainability;
•increasing scrutiny on the operational resilience of data centers, especially in countries where data centers are designated as critical national infrastructure and/or essential ICT service providers;
•increasing resistance to data center presence and expansion by local communities;
•compliance with evolving cybersecurity laws including reporting requirements;
•unexpected changes and compliance with tax laws; and
•compliance with evolving governmental regulation.
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
We have a significant amount of debt and have announced our need to incur additional debt to support our planned growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of December 31, 2025, our total indebtedness (inclusive of finance lease liabilities and gross of debt issuance costs and debt discounts) was approximately $21.4 billion, our stockholders' equity was $14.2 billion and our cash, cash equivalents and short-term investments totaled $3.2 billion. In addition, as of December 31, 2025, we had approximately $4.0 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of December 31, 2025, we recorded operating lease liabilities of $1.5 billion, which represents our obligation to make lease payments under those lease arrangements.
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
We also plan to refinance a portion of our outstanding debt as it matures. Given current market conditions, there is a risk that we may not be able to refinance existing debt or the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in even higher interest rates upon refinancing than we anticipate, the interest expense relating to that refinanced indebtedness would increase. Volatility in the financial markets and rising interest rates could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
These risks could materially adversely affect our financial condition, cash flows and results of operations.
Sales or issuances of shares of our common stock may adversely affect the market price of our common stock.
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2024, we established an "at the market" equity offering program (the "2024 ATM Program") to replace a previous program from 2022 which had been exhausted (the "2022 ATM Program”). Under the $2.0 billion 2024 ATM Program, we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of December 31, 2025, we had approximately $1.2 billion available for sale under the 2024 ATM Program. We have refreshed our ATM program in the past and may refresh our ATM program in the future, which may lead to additional dilution for our stockholders. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 11 within the Consolidated Financial Statements of this Annual Report on Form 10-K for sales of our common stock under our ATM programs.
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
Risks Related to Sustainability, Environmental Laws and Climate Change
Environmental and sustainability laws and regulations may impose upon us new or unexpected costs.
Many countries and states have increasingly taken a more proactive approach relating to sustainability through the adoption of laws, regulations and directives that require corporations to disclose their corporate sustainability efforts, including through mandatory reporting and preparation of carbon reduction plans. Despite there being some developments in the U.S. and the EU to deregulate, scale back or simplify the requirements on corporate sustainability efforts, the global regulatory landscape on corporate sustainability reporting has continued to expand in both size and complexity across other parts of the world in which we operate. It is possible that compliance with sustainability-related laws, regulations and directives will require us to re-evaluate and make changes to our business, including changes in operations and in our supply chain and thus increase our cost of doing business in the relevant affected regions or countries. We also may incur incremental costs to enhance our internal systems to collect the data needed to meet these regulatory requirements, including attestation standards.
We are subject to various federal, state and local environmental and health and safety laws and regulations in the United States and at our non-U.S. locations, including those relating to the generation, storage, handling and disposal of hazardous substances, regulated materials and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have arranged for, disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and other regulated materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions, refrigerants and other materials. At some of our locations, hazardous substances or regulated materials are known to be present in soil or groundwater, and there may be additional unknown hazardous substances, or regulated materials present at sites that we own, operate or lease. At some of our locations, there are land use restrictions in place relating to earlier environmental cleanups that currently do not materially limit our use of the sites. To the extent any hazardous substances or any other substance or material must be investigated, cleaned up or removed from any property that we own, operate or lease, we may be responsible under applicable laws, regulations, permits or leases for the investigation, removal or cleanup of such substances or materials, the cost of which could be substantial.
Regulations or other governmental actions taken or implemented by federal executive branch officials (including U.S. Presidents) and agencies (such as the U.S. EPA), state environmental and health and safety agencies, regulators in other countries or judicial opinions or orders could limit or impact standards for air emissions from fossil fuel-fired power plants. Similarly, they could limit discharges of cooling water, the availability of potable water and otherwise impose new or different operational restraints or requirements on power plants that could increase costs and reliability of electricity. Regulatory programs intended to promote increased generation of electricity from renewable or carbon-free sources may also increase our costs of procuring electricity. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other environmental matters arising in our business. For example, our emergency generators are subject to federal, state and country-specific regulations governing air pollutants, which could limit the operation of those generators or require the installation of new pollution control technologies. While environmental regulations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, can lead to additional capital requirements, limitations upon our operations and unexpected increased costs.
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

We also purchase significant amounts of electricity from generating facilities and utility companies. These facilities and utility companies are subject to executive actions, environmental laws, regulations, permit requirements and policy decisions that could be subject to material change, which could result in increases in our electricity suppliers' compliance costs that may be passed through to us in the form of higher electricity costs.
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
We may fail to achieve our sustainability initiatives, including reaching our climate targets, or may encounter objections to them, which may adversely affect public perception of our business and affect our relationship with our customers, regulators, our stockholders and/or other stakeholders.
We face pressure from our customers, stockholders and other stakeholders, such as the communities in which we operate, who are increasingly focused on sustainability, to prioritize clean and renewable energy procurement, reduce our carbon footprint, promote resource efficiency practices and demonstrate economic benefits to society. We have established science-based climate targets, including goals of achieving 100% clean and renewable energy coverage across our global portfolio by 2030 and reaching net-zero GHG emissions across the value chain by 2040. We also plan to continue to scale our clean and renewable energy strategy and pursue opportunities to improve energy and water efficiency. As a result of these and other initiatives, we intend to make progress towards reducing our environmental impact, meeting our climate targets and ensuring that our business remains viable in a low-carbon economy.
While we believe these initiatives are beneficial to our business, they may involve additional costs for conducting our business, including costs related to collecting, measuring and reporting sustainability data and information. Further, we have undertaken efforts to support availability of new clean and renewable energy development. These efforts may increase our costs of electricity above those that would be incurred through procurement of conventional electricity from existing sources or through conventional grids. Reducing our environmental footprint may also require physical or operational modifications that may be costly. These initiatives could adversely affect our financial position and results of operations.
There is also a risk that our climate targets will not be met. It is possible that we may fail to reach our climate targets in a timely manner or that our customers, stockholders, or other stakeholders might not be satisfied with our progress. Our customers, stockholders or other stakeholders may object to our climate targets or the way we seek to achieve them. A failure to meet climate targets, or significant controversy regarding these targets and how we achieve them, could adversely affect public perception of our business, employee morale or customer, stockholder or public support. If we do not meet our customers', stockholders' or other stakeholders' expectations regarding sustainability initiatives, or lose support in our communities, our business and/or our share price could be harmed.
Some governmental and non-governmental entities in the U.S. and certain investor constituencies have questioned the appropriateness of or objected to sustainability initiatives. Some investors may use sustainability-related factors to guide their investment strategies and may choose not to invest in us, a factor that could tend to reduce demand for our shares and possibly affect our share price adversely. We may face increased governmental scrutiny, potential enforcement actions or private litigation challenging our sustainability goals, or our disclosure of those goals. This could also impact our ability to achieve our sustainability goals. New or changing regulation or public opinion regarding our sustainability goals or our actions to achieve them may result in adverse effects on our financial performance, reputation or demand for our services and products, or may otherwise result in obligations and liabilities that cannot be predicted or estimated at this time.

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
In countries where there are shortages of power, land and water resources, local governments have and/or will be imposing more stringent regulations and requirements to control the growth and development of data centers in their countries. New builds and further expansion of data center operations in such markets are increasingly being evaluated and approvals (where required) may only be granted where a data center operator is not only able to demonstrate that it is efficient in its use of energy and water but also that its operations have and/or will bring positive and significant environmental, economic and social impact to the country and the local community. Our data center operations increasingly have to accommodate thermal demands of high-performance computing infrastructure at scale. Using evaporative cooling to meet these demands introduces water-related risks that could impact our operations, costs, and reputation. For example, certain facilities are located in regions experiencing water stress or recurring droughts, and evaporative cooling systems can consume millions of gallons annually. In water-scarce areas, this can lead to regulatory restrictions, community opposition, or operational limitations.
Regulators are increasingly aware and recognizing the importance of data centers in ensuring the availability, resiliency, security and stability of digitalized critical services such as national security, healthcare and financial and banking services. Our business was designated "critical infrastructure" or "essential services" which allowed our data centers to remain open in many jurisdictions during the COVID-19 pandemic. Regulations such as the US Cyber Incident Reporting for Critical Infrastructure Act of 2022 (“CIRCIA 2022”), the SEC Cybersecurity Disclosure Rule, the EU Network and Information Security Directive No.2 (“NIS 2”), the EU Digital Operational Resilience Act (“DORA”), and Australia’s Security of Critical Infrastructure Act 2018 make it mandatory for Equinix to comply with more stringent requirements related to cybersecurity, data privacy, controls on data storage and cross border data transfer and operational resilience, more so, in countries where our entities and/or IBXs are designated as critical information or critical national infrastructure. For example, we have recently been designated as a “Critical ICT Third-Party Information and Communications Technology ("ICT") Service Provider" under DORA. Any regulations restricting our ability to operate our business for any reason could have a material adverse effect on our business.
Laws and regulations related to economic sanctions, export controls, anti-bribery and anti-corruption, and other international activities may restrict or limit our ability to engage in transactions or dealings with certain counterparties, in or with certain countries or territories, or in certain activities. We screen third parties against applicable sanctions lists per our standard process, and use of software solutions when possible. However, sanctions lists continue to evolve and vary by country. We continue to address necessary changes in global sanctions laws including by running manual sanctions checks in certain instances and we modify our processes as necessary in light of evolving laws. A material failure to comply with global sanctions laws could have a negative effect on our reputation, business and financial condition. In addition, we have several Chinese customers who are named in restrictive executive orders ("EOs") in the United States, and while a majority of these EOs do not apply to the type of services that we currently provide to these Chinese customers, the landscape continues to evolve, and new rules have been broader than what we have historically experienced. If we are required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected. The U.S. has also been adopting a restrictive posture toward Chinese technology, data flows, and cross-border digital infrastructure, which could materially impact our business.
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
The Organization for Economic Co-operation and Development ("OECD") is an international association made up of over 30 countries including the U.S. The OECD has proposed and made numerous changes to long-standing tax principles, which, if adopted by the member countries, could have a materially adverse effect on our tax liabilities. For example, it has proposed a framework to implement a global minimum tax of 15% for businesses with global revenues and profits above certain thresholds (referred to as Pillar Two). The framework includes a mechanism empowering foreign jurisdictions to levy a top-up tax on our profits in the U.S. Certain aspects of Pillar Two became effective January 1, 2024, and the rest of the new tax regime became generally effective January 1, 2025, to the extent the rules have been adopted and ratified by the legislatures in the OECD countries. On January 5, 2026, the OECD/G20 Inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published the “side-by-side package” of administrative guidance which significantly modifies key aspects of the Pillar Two Global Minimum Tax (GMT) framework. The side-by-side package includes safe harbors designed to largely exempt U.S.-headquartered multinational enterprises from certain income inclusion rules. As such, the risk of Pillar Two framework to our financial statements has diminished.
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
We paid a quarterly distribution on December 17, 2025 and have declared a quarterly distribution for the first quarter of 2026 to be paid on March 18, 2026. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the settlement of reserves or required debt service or amortization payments.
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
To remain qualified for taxation as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. For example, under the Code, no more than 25% (20% for our tax years beginning after December 31, 2017 and before January 1, 2026) of the value of the assets of a REIT may be represented by securities of one or more TRSs. Similar rules apply to other nonqualifying assets. These limitations may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain our qualification for taxation as a REIT, we must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification for taxation as a REIT, we will be subject to U.S. federal income tax at regular corporate income tax rates for our undistributed REIT taxable income, as well as U.S. federal income tax at regular corporate income tax rates for income recognized by our TRSs; we also pay taxes in the foreign jurisdictions in which our international assets and operations are held and conducted regardless of our qualification for taxation as a REIT. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.
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
Further, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes (1) the fair market value of our securities in our TRSs to exceed 25% (20% for our tax years beginning after December 31, 2017 and before January 1, 2026) of the fair market value of our assets or (2) the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT. Further, a substantial portion of our TRSs are overseas, and a material change in foreign currency rates could also negatively impact our ability to remain qualified for taxation as a REIT.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2025, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the entry into new joint venture structures, the adoption of new accounting principles and tax laws, and our overhaul of our back-office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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
ITEM 1C.    Cybersecurity

Equinix Risk Management and Strategy
Equinix has processes for assessing, identifying, and managing material risks from cybersecurity threats within our Information Security function (“InfoSec”) led by our Chief Information Security Officer (“CISO”).
The foundation of risk oversight at Equinix is our Enterprise Risk Management program ("ERM”), overseen by the Nominating and Governance Committee of our Board. The process is governed by the ERM Policy and includes the ERM team, the Emerging Risk team and the Governance, Risk and Compliance Committee. The ERM program focuses on identification, assessment, management, monitoring and reporting of key business risks. Risk identification involves periodic risk surveys and/or risk interviews with key business process owners and executives to identify key strategic, operational, financial, regulatory, compliance and external risks at the enterprise level. The Emerging Risk team, comprised of business leaders representing a majority of business functions at Equinix, meets monthly to identify fast-moving, potentially impactful risks.
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
Cybersecurity Risk Management and Strategy
Equinix cybersecurity risk management activities and outcomes are guided by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). In addition, our cybersecurity program is certified globally against the International Organization for Standardization (“ISO”) 27001 standards. Currently, our cybersecurity program includes the following key categories of security controls with many security capabilities serving under each category: Governance, Access Control, Awareness and Training, Audit and Accountability, Configuration Management, Contingency Planning, Incident Response, Data Security, Continuous Monitoring, Maintenance Controls, Media Protection, Physical Protections, Risk Assessment, Third-Party Risk Management, System and Communications Protection, and System and Information Integrity.
Equinix has also implemented our Security Engagement and Third-Party Risk programs which are designed to identify and mitigate cybersecurity risk associated with our use of third-party service providers. We use a variety of inputs in such assessments, including information supplied by the third parties and regular monitoring.
Equinix conducts annual, mandatory employee training on how to spot suspicious activity, educates employees on potential security risks, and periodically conducts cybersecurity tests across various functions to assess and refine response capabilities.
Equinix’s cybersecurity risk management processes are carried out in the context of broader business objectives and are integrated into Equinix’s broader risk management processes as described above in “Equinix Risk Management and Strategy”.
Equinix's networks, products and services are reviewed by our internal audit teams as well as independent third-party assessors in support of security-related industry certifications and attestations (including SOC2, ISO27001 and PCI DSS). When appropriate, external service providers are also used to assess, test, or otherwise assist our program.
Board of Directors’ Oversight of Risks from Cybersecurity Threat
The Nominating and Governance Committee oversees InfoSec per its charter, reviewing and considering developments related to the program and reporting on the InfoSec activities and recommendations to the full Board.

Information security risks have been deemed by our Board to be of critical importance to Equinix, and thus the Nominating and Governance Committee receives quarterly updates on cybersecurity and the full Board receives a report on cybersecurity at least annually. These briefings are conducted by our CISO and members of the InfoSec leadership team and cover topics such as key risk indicators, the status of strategic programs, operational updates and key initiatives, past and future action plans, and InfoSec functional updates.
In the event of a material cybersecurity incident, the full Board would be convened to receive updates and provide oversight.
Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
Equinix's Information Security governance is supported by the Equinix Security Council, a cross-functional body of senior leaders chaired by our CISO. The Security Council is responsible for shaping Equinix's security operating model and culture, aligning Equinix-wide security standards, and providing oversight of the security program and strategic security initiatives. Its mission includes strengthening Equinix's overall security posture, fostering a secure-by-design culture, and ensuring that cybersecurity priorities are aligned with business objectives and regulatory expectations. The Security Council meets quarterly to review risk-based priorities, assess security outcomes and performance indicators, and evaluate progress on key initiatives. The Security Council serves as a central mechanism for enterprise-level alignment, decision-making, and communication on cybersecurity matters.
Our current CISO brings over 30 years of experience in information technology and cybersecurity, which enables him to ensure alignment of our cybersecurity program with our critical infrastructure strategies. He has experience in implementing and operating a governance framework and core controls in information technology. Additionally, team members supporting our program have relevant education and information security experience.
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

ITEM 2.    Properties
Our executive offices are located in Redwood City, California, with additional offices in several cities throughout the Americas, EMEA and Asia-Pacific regions.
The following tables present the locations of our leased and owned IBX data centers and xScaleTM data centers as of December 31, 2025.

AMERICAS
Metro	Leased (1)	Owned (1) (2)
Atlanta	●	●
Bogotá		●

AMERICAS
Vancouver
Calgary
Kamloops
Seattle
Winnipeg
Ottawa
Montreal
Toronto
Saint John
Chicago
Silicon Valley
Denver
Boston
New York
Philadelphia
Washington, D.C.
Culpeper, VA
Los Angeles
Atlanta
Dallas
Monterrey
Houston
Miami
Mexico City
Bogotá
Lima
São Paulo
Santiago
Rio De Janeiro
Equinix Location
Partner Data Center

Boston		●
Calgary	●	●
Chicago	●	●
Culpeper		●
Dallas	●	●
Washington, D.C./Ashburn	●	●
Denver	●	●
Houston		●
Kamloops		●
Lima		●
Los Angeles	●	●
Mexico City		●
Miami	●	●
Monterrey	●	●
Montreal		●
New York	●	●
Ottawa		●
Philadelphia	●
Rio de Janeiro	●	●
Saint John		●
Santiago		●
São Paulo		●
Seattle	●	●
Silicon Valley	●	●
Toronto	●	●
Vancouver	●
Winnipeg	●

EMEA
Metro	Leased (1)	Owned (1) (2)
Abidjan		●
Abu Dhabi	●
Accra		●
Amsterdam	●	●

EMEA
Helsinki
Stockholm
Manchester
Düsseldorf
Amsterdam
Dublin
London
Hamburg
Warsaw
Frankfurt
Paris
Munich
Geneva
Bordeaux
Zurich
Genoa
Milan
Sofia
Istanbul
Madrid
Barcelona
Lisbon
Lagos
Accra
Abidjan
Johannesburg
Dubai
Abu Dhabi
Muscat
Salalah

Barcelona	●	●
Bordeaux		●
Dubai	●	●
Dublin	●	●
Düsseldorf		●
East Netherlands	●
Frankfurt	●	●
Geneva	●	●
Genoa		●
Hamburg		●
Helsinki	●	●
Istanbul		●
Johannesburg	●
Lagos		●
Lisbon		●
London	●	●
Madrid	●	●
Manchester	●	●
Milan	●	●
Munich	●	●
Muscat		●
Paris	●	●
Salalah		●
Sofia		●
Stockholm	●	●
Warsaw	●	●
Zurich	●	●

Asia-Pacific
Metro	Leased (1)	Owned (1) (2)
Adelaide		●
Brisbane		●
Canberra		●
Chennai		●
Hong Kong	●
Jakarta	●
Johor		●
Kuala Lumpur	●
Manila	●
Melbourne		●
Mumbai	●	●
Osaka	●	●
Perth		●
Seoul	●	●
Shanghai	●	●
Singapore	●	●
Sydney	●	●
Tokyo	●	●

(1)"●" denotes locations with one or more data centers.
(2)Owned sites include IBX data centers and xScale data centers subject to long-term ground leases.
The following table presents an overview of our portfolio of IBX data centers as of December 31, 2025:

	# of IBXs (1)	Total Cabinet Capacity (1)(2)	Cabinets Billed (1)	Cabinet Utilization % (1)(3)	MRR per Cabinet (1)(4)
Americas	109	157,400	123,700	79%	$2,694
EMEA	88	141,300	107,200	76%	2,418
Asia-Pacific	58	93,600	68,400	73%	2,355
Total	255	392,300	299,300

(1)Excludes 25 unconsolidated data centers (23 xScale data centers and the MC1 and SN1 IBX data centers).
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

The following table presents a summary of our significant IBX data center projects under construction as of December 31, 2025:

Property	Property Location	Target Open Date	Sellable Cabinets	Total Capex (in millions) (1)
Americas:
NY11 phase 5	New York	Q1 2026	600	$38
BG2 phase 2	Bogotá	Q2 2026	550	28
SV18 phase 1	Silicon Valley	Q2 2026	2,100	260
MI1 redevelopment	Miami	Q3 2026	475	59
MT1 phase 3	Montreal	Q4 2026	300	37
RJ3 phase 2	Rio de Janeiro	Q4 2026	550	46
SP7 phase 1	São Paulo	Q4 2026	600	35
SP4 phase 5	São Paulo	Q2 2027	700	74
DC17 phases 1 and 2	Washington, D.C.	Q2 2027	4,700	622
DC22 phase 2	Washington, D.C.	Q2 2027	2,125	144
SV18 phase 2	Silicon Valley	Q2 2027	850	180
TR6 phase 3	Toronto	Q3 2027	1,075	123
CH5 phase 2	Chicago	Q3 2027	1,625	165
DA12 phase 1	Dallas	Q2 2028	3,700	837
			19,950	2,648
EMEA:
LG3 phase 1	Lagos	Q1 2026	225	22
DX3 phase 2	Dubai	Q2 2026	800	81
MD5 phase 1	Madrid	Q2 2026	1,650	115
IL3 phase 1	Istanbul	Q3 2026	1,325	116
FR8 phase 3	Frankfurt	Q4 2026	1,400	107
LD14 phase 1	London	Q1 2027	1,425	242
PA14 phase 1	Paris	Q2 2027	675	104
LS2 phase 2	Lisbon	Q3 2027	325	31
ZH4 phase 6	Zurich	Q3 2027	200	47
LG4 phase 1	Lagos	Q4 2027	975	78
DB10 phase 1	Dublin	Q1 2028	475	14
LD14 phase 2	London	Q1 2028	1,425	122
FR12 phase 1	Frankfurt	Q2 2028	1,750	381
MU4 phase 3	Munich	Q2 2028	1,375	342
PA14 phase 2	Paris	Q2 2028	600	49
FR15 phase 1	Frankfurt	Q3 2028	1,550	487
			16,175	2,338
Asia-Pacific:
HK6 phase 1	Hong Kong	Q1 2026	1,000	124
OS3 phase 4	Osaka	Q1 2026	550	30
JK1 phase 2	Jakarta	Q4 2026	1,125	39
SG6 phase 1	Singapore	Q1 2027	1,550	290
SY5 phase 4	Sydney	Q1 2027	1,350	96
KL2 phases 1 and 2	Kuala Lumpur	Q2 2027	2,200	192
MB3 phase 2	Mumbai	Q2 2027	1,375	38
BK1 phase 1	Bangkok	Q3 2027	1,175	110
JH2 phases 1 and 2	Johor	Q3 2027	2,225	201
CN1 phase 2	Chennai	Q4 2027	1,375	88
OS6 phase 1	Osaka	Q4 2028	1,850	355
			15,775	1,563
Total			51,900	$6,549

(1)Capital expenditures are approximate and may change based on final construction details.

ITEM 3.    Legal Proceedings
On March 20, 2024, the Company received a subpoena from the U.S. Attorney’s Office for the Northern District of California (“NDCA”). On April 30, 2024, the Company received a subpoena from the SEC. Thereafter, the Company responded to additional information requests by the SEC on the same or related issues. On November 19, 2025, the Company received correspondence from the SEC indicating that the agency had concluded its investigation and does not intend to recommend an enforcement action. The Company also does not expect any further related action from the NDCA.
On May 2, 2024, a putative stockholder class action was filed against the Company and certain of our officers in the United States District Court for the NDCA. The named plaintiff alleges violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5, and Section 20(a) of the Exchange Act, on the basis that the defendants allegedly made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. The lawsuit sought, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified damages, attorneys' fees, other expenses and costs. We filed a motion to dismiss the lawsuit on October 10, 2024. The motion was granted in part on January 6, 2025. On July 15, 2025, the parties entered a Stipulation of Settlement to resolve the action. The Court granted preliminary approval of the settlement on September 4, 2025, and final approval of the settlement on December 19, 2025. The case was dismissed with prejudice on December 19, 2025, and the settlement was covered entirely by our insurance.
On February 14, 2025, and February 26, 2025, respectively, certain of the Company’s current and former directors and officers were named as defendants in two shareholder derivative lawsuits (in which the Company is a nominal defendant) filed in the United States District Court for the NDCA. The lawsuits alleged, among other things, violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets and generally alleged the same purported misconduct as alleged in the putative stockholder class action described above. The lawsuits sought, among other relief, unspecified damages, restitution, attorneys’ fees, and other expenses and costs. On April 17, 2025, and April 18, 2025, respectively, the plaintiffs filed notices of voluntary dismissal without prejudice, subject to court approval, to pursue remedies under Delaware law. The cases were dismissed on April 28, 2025 and August 19, 2025, respectively.
On August 6, 2025, certain of the Company's current and former directors and officers were named as defendants in an additional shareholder derivative lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware. The lawsuit makes generally the same types of allegations and seeks the same types of relief as the derivative lawsuits above and makes additional allegations that certain directors' and officers' alleged knowledge of the purported misconduct constituted insider trading. We filed a motion to dismiss the lawsuit on October 20, 2025, which remains pending with the Court.
These matters are subject to uncertainties and we cannot predict the outcome, nor reasonably estimate a range of loss or penalties, if any, relating to these matters prior to resolution.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is quoted on the NASDAQ Global Select Market under the symbol of "EQIX." Our common stock began trading in August 2000. As of January 31, 2026, we had 98,254,928 shares of our common stock outstanding held by approximately 233 registered holders. During the years ended December 31, 2025 and 2024, we did not issue or sell any securities on an unregistered basis.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on Equinix's common stock between December 31, 2020 and December 31, 2025 with the cumulative total return of:
•the S&P 500 Index;
•the NASDAQ Composite Index; and
•the FTSE NAREIT All REITs Index.
The graph assumes the investment of $100.00 on December 31, 2020 in Equinix's common stock and in each index, and assumes the reinvestment of dividends, if any.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Equinix, Inc., the NASDAQ Composite Index, the S&P 500 Index, and the FTSE NAREIT All REITs Index

$350
$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Equinix, Inc.
NASDAQ Composite
S&P 500
FTSE NAREIT All REITs

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
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
Item 7 of this Form 10-K focuses on discussion of 2025 and 2024 items as well as 2025 results as compared to 2024 results. For the discussion of 2023 items and 2024 results as compared to 2023 results, please refer to Item 7 of our 2024 Form 10-K as filed with the SEC on February 12, 2025.
Our management's discussion and analysis of financial condition and results of operations is intended to assist readers in understanding our financial information from our management's perspective and is presented as follows:
•Overview
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge solutions platform with offerings that enable our customers to reach everywhere, interconnect everyone and integrate everything. We connect economies, countries, enterprises and communities, delivering seamless digital experiences and cutting-edge AI— quickly, efficiently and with high service reliability.
Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Equinix for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 280 data centers, including 23 xScale data centers and the MC1 and SN1 data centers that are held in unconsolidated joint ventures, across 77 markets around the world. We offer the following solutions:
•premium data center colocation;
•physical and virtual interconnection and data exchange solutions;
•edge solutions for deploying networking, security and hardware; and
•remote expert support and professional services.
Our data centers around the world allow our customers to bring together and interconnect the infrastructure they need to seamlessly operate their business. With Equinix, they can scale with speed and agility, accelerate the launch of new digital offerings while safeguarding data, and implement AI applications at scale to achieve business success. We enable customers to simplify their digital infrastructure, ensure interoperability across platforms, and maximize speed, efficiency and security to deliver superior customer, partner and employee experiences. The Equinix global platform, and the quality of our offerings, have enabled us to establish a critical mass of customers. As more customers choose Equinix for high connectivity and performance reliability at the metro edge, it benefits their suppliers and business partners to colocate in the same data centers and connect directly with each other. This adjacency creates a network effect that attracts new customers while continuously enhancing our value proposition to existing customers and enabling them to capture further economic and performance benefits from our offerings.
In 2025, we opened 16 new data centers, including new sites added via our joint ventures and acquisitions. These openings included sites in the following metros: Chennai, Chicago, Dublin, Frankfurt, Jakarta, Lisbon, Madrid, Manila, Monterrey, Mumbai, Salalah, São Paulo and Washington, D.C. This resulted in an increase in our total number of data center facilities to 280. Additional 2025 highlights include:
•We had 52 active major development projects underway as of January 2026 across 35 metros around the world. We anticipate these development projects will deliver 55,000+ cabinets of retail capacity and 100+ MW of xScale capacity through 2028.
•We surpassed 500,000 interconnections, further demonstrating our market-leading position as we enable our customers to meet their real-time operational demands and networking requirements.
•We closed strategic land acquisitions in several locations, including the greater Amsterdam, Chicago, London, Milan, Mumbai and Toronto metros, which will support approximately 1 GW of retail and xScale capacity.
•We completed our acquisition of all outstanding shares of TIM NextGen DC Corporation, consisting of three data centers in the Philippines, for total purchase consideration of $183 million. This marked our entry into the Philippines market. See Note 3 within the Consolidated Financial Statements.
•We raised $4.4 billion of capital to support organic growth, land and building acquisitions and required debt refinancings. This included the following:
◦Throughout 2025, we issued $4.3 billion of senior notes due between 2029 and 2034. The issuances were denominated in euros, U.S. dollars, Singapore dollars and Canadian dollars and were translated at the exchange rates in effect on issuance. See Note 10 within the Consolidated Financial Statements.
◦In February and March, we sold 107,493 shares on a spot basis under the 2024 ATM Program for approximately $99 million, net of commissions and other offering expenses. See Note 11 within the Consolidated Financial Statements.
Annualized Gross Bookings:
In 2025, we publicly disclosed our Annualized Gross Bookings metric. Annualized Gross Bookings represents the annualized revenue impact of stated monthly recurring revenues ("MRR") on newly executed contracts with a term of 12 months or more, net of any MRR decreases from cancellations or terminations associated with the new contracts and adjusted for the impact of pricing changes on existing contracts. This measure excludes contracts for recurring revenue from our joint ventures and the impact of power price adjustments. This measure only includes contracts that we anticipate will start generating revenue within 90 days. During the year ended December 31, 2025, we had total Annualized Gross Bookings of $1.6 billion, up 27% from 2024. This growth reflects the overall momentum in customer demand and our ability to capture that demand across our global platform.

Capacity Trends:
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 77% and 78%, as of December 31, 2025 and 2024, respectively. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption, which we expect to accelerate with the adoption of AI, has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our existing IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center, and in our ability to expand our footprint in existing and new markets. Additionally, global supply chain challenges could result in a lack of availability or delays in the delivery of data center equipment. These challenges have driven us to invest in and commit to future purchases in advance of our standard practice to mitigate risks associated with these supply chain issues. These constraints could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows and the growth opportunities presented by the adoption of new technologies, including AI.
Expansion Opportunities:
To serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers and increased demand driven in part by the adoption of AI, we continue to look at attractive opportunities to grow our market share and selectively improve our footprint and offerings. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors, including but not limited to demand from new and existing customers, power availability and capacity, quality of the design, access to networks, clouds and software partners, capacity availability in the current market location, amount of incremental investment required by us in the targeted property, automation capabilities, developer talent pool, lead-time to break even on a free cash flow basis and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. In addition, to serve the growing hyperscale requirements, we have entered into joint venture partnership arrangements across our Americas, EMEA and Asia-Pacific regions to develop and operate xScale data centers. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements in order to bring these properties up to our standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.
Revenue:
Our business is primarily based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to five years in length, and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for the years ended December 31, 2025, 2024 and 2023. Our 50 largest customers accounted for approximately 36%, 36% and 37% of our recurring revenues for the years ended December 31, 2025, 2024 and 2023, respectively.
Our non-recurring revenues are primarily derived from fees charged on installations related to a customer's initial deployment and professional services we perform for our customers, including our joint ventures. Non-recurring installation fees, although generally paid upfront upon installation, are deferred and recognized ratably over the contract term. Professional service fees are recognized in the period when the services were provided. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is generally treated as a contract modification and recognized ratably over the remaining term of the contract, if any. We expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.
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
Taxation as a REIT:
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of December 31, 2025, our REIT structure included a majority of our data center operations in the Americas and EMEA regions, as well as the data center operations in Japan, Singapore, and Malaysia. Our data center operations in other jurisdictions are operated as TRSs. We have also included our share of the assets in xScale joint ventures (with the exception of the APAC 3 Joint Venture) in our REIT structure.
As a REIT, we generally are permitted to deduct from our U.S. federal taxable income the dividends we pay to our stockholders. The taxable income represented by such dividends is not subject to U.S. federal income taxes at the entity level but is taxed in the U.S., if at all, at the stockholder level. Depending on a shareholder's citizenry and residency, the income could be taxed by other jurisdictions as well. Nevertheless, the income of our TRSs which hold our U.S. operations is subject to U.S. federal and state corporate income taxes, as applicable. Likewise, our foreign subsidiaries continue to be subject to local income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries ("QRSs") for U.S. income tax purposes. We are also subject to a separate U.S. federal corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset held by us or a QRS following the liquidation or other conversion of a former TRS). This built-in-gain tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. In addition, should we recognize any gain from "prohibited transactions," we will be subject to tax on this gain at a 100% rate. "Prohibited transactions," for this purpose, are defined as dispositions of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors. If we fail to remain qualified for U.S. federal income taxation as a REIT, we will be subject to U.S. federal income taxes at regular corporate income tax rates. Even if we remain qualified for U.S. federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs, many states do not completely follow federal rules, and some may not follow them at all.
We continue to monitor our REIT compliance in order to maintain our qualification for U.S. federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, making permanent or extending key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic R&D expensing, business interest expense limitations and the qualified business income deduction for ordinary REIT dividends. The OBBBA also revises international tax rules such as the net controlled foreign corporation ("CFC") tested income (before January 1, 2026, global intangible low-taxed income) inclusion and raises the REIT asset threshold for taxable REIT subsidiaries from 20% to 25%, effective for tax years beginning after December 31, 2025. The legislation does not have a material impact on our income tax position.
On each of March 19, 2025, June 18, 2025, September 17, 2025 and December 17, 2025, we paid a quarterly cash dividend of $4.69 per share. We expect all of our 2025 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income recognized in 2025.
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

Years ended December 31, 2025 and 2024
Revenues. Our revenues for the years ended December 31, 2025 and 2024 were generated from the following revenue classifications and geographic regions ($ in millions):

	Years Ended December 31,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas:
Recurring revenues	$3,889	42%	$3,647	42%	$242	7%	7%
Non-recurring revenues	222	3%	215	2%	7	3%	4%
	4,111	45%	3,862	44%	249	6%	7%
EMEA:
Recurring revenues	2,993	32%	2,812	32%	181	6%	5%
Non-recurring revenues	137	2%	155	2%	(18)	(12)%	(14)%
	3,130	34%	2,967	34%	163	5%	4%
Asia-Pacific:
Recurring revenues	1,857	20%	1,725	20%	132	8%	8%
Non-recurring revenues	119	1%	194	2%	(75)	(39)%	(38)%
	1,976	21%	1,919	22%	57	3%	3%
Total:
Recurring revenues	8,739	94%	8,184	94%	555	7%	7%
Non-recurring revenues	478	6%	564	6%	(86)	(15)%	(16)%
	$9,217	100%	$8,748	100%	$469	5%	5%
Revenues
($ in millions)
Americas Revenues. During the year ended December 31, 2025, Americas revenues increased by $249 million or 6% (7% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $99 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended December 31, 2025; and

•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by a decrease of $29 million in revenues from non-recurring services provided to our joint ventures and a decrease of $29 million driven by the Equinix Metal Wind Down. See Note 16 within the Consolidated Financial Statements.
EMEA Revenues. During the year ended December 31, 2025, EMEA revenues increased by $163 million or 5% (4% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $57 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended December 31, 2025; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by a decrease of $12 million in revenues from non-recurring services provided to our joint ventures.
Asia-Pacific Revenues. During the year ended December 31, 2025, Asia-Pacific revenues increased by $57 million or 3% (3% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•approximately $27 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended December 31, 2025; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was offset by a decrease of $89 million in revenues from non-recurring services provided to our joint ventures.
Cost of Revenues. Our cost of revenues for the years ended December 31, 2025 and 2024 by geographic regions were as follows ($ in millions):

	Years Ended December 31,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$1,864	41%	$1,802	41%	$62	3%	4%
EMEA	1,650	37%	1,674	37%	(24)	(1)%	(3)%
Asia-Pacific	994	22%	991	22%	3	—%	1%
Total	$4,508	100%	$4,467	100%	$41	1%	1%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)

Americas Cost of Revenues. During the year ended December 31, 2025, Americas cost of revenues increased by $62 million or 3% (4% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•approximately $29 million of higher depreciation expense driven by IBX data center expansions and acceleration of depreciation expense for certain assets with shortened useful lives; and
•$23 million of higher utilities costs, driven by both increases in power costs and higher utility usage.
The remainder of the increase was driven by higher office and accretion expenses, offset by lower costs to provide non-recurring services.
EMEA Cost of Revenues. During the year ended December 31, 2025, EMEA cost of revenues decreased by $24 million or 1% (3% on a constant currency basis). The decrease in our EMEA cost of revenues was primarily due to lower utilities costs as a result of decreases in power prices in Germany, Netherlands and the United Kingdom, partially offset by:
•$17 million of higher rent and facilities cost; and
•$17 million of higher compensation costs, including stock-based compensation.
Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues did not materially change during the year ended December 31, 2025 compared to the year ended December 31, 2024 as increases in depreciation expense and compensation costs were substantially offset by decreases in utilities costs and costs to provide non-recurring services.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2025 and 2024 by geographic regions were as follows ($ in millions):

	Years ended December 31,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$582	64%	$575	65%	$7	1%	2%
EMEA	208	23%	199	22%	9	5%	2%
Asia-Pacific	113	13%	117	13%	(4)	(3)%	(3)%
Total	$903	100%	$891	100%	$12	1%	1%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)

Americas Sales and Marketing Expenses. Our Americas sales and marketing expenses did not materially change during the year ended December 31, 2025 compared to the year ended December 31, 2024 as increases in advertising and consulting costs were substantially offset by decreases in bad debt expense.
EMEA Sales and Marketing Expenses. During the year ended December 31, 2025, EMEA sales and marketing increased by $9 million or 5% (2% on a constant currency basis) driven by insignificant increases across various categories.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expenses did not materially change during the year ended December 31, 2025 compared to the year ended December 31, 2024.
We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2025 and 2024 by geographic regions were as follows ($ in millions):

	Years Ended December 31,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$1,256	68%	$1,204	68%	$52	4%	5%
EMEA	351	19%	335	19%	16	5%	3%
Asia-Pacific	233	13%	227	13%	6	3%	3%
Total	$1,840	100%	$1,766	100%	$74	4%	4%
General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the year ended December 31, 2025, Americas general and administrative expenses increased by $52 million or 4% (5% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to $43 million of higher compensation costs, including stock-based compensation. The remainder of the increase was driven by higher costs across various categories including training and recruiting expense, tax and license fees and other operating expenses.
EMEA General and Administrative Expenses. During the year ended December 31, 2025, EMEA general and administrative expenses increased by $16 million or 5% (3% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to $25 million of higher compensation costs, including stock-based compensation, partially offset by lower consulting costs.

Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the year ended December 31, 2025 compared to the year ended December 31, 2024.
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
Restructuring and Other Exit Charges. During the years ended December 31, 2025 and December 31, 2024, we recorded restructuring and other exit charges of $33 million and $31 million, respectively, primarily related to severance and other employee costs. See Note 16 within the Consolidated Financial Statements.
Transaction Costs. During the years ended December 31, 2025 and 2024, we recorded transaction costs of $18 million and $50 million, respectively. These transaction costs were incurred in connection with evaluating and completing acquisitions and the formation of joint ventures. See Notes 3 and 5 within the Consolidated Financial Statements.
Impairment Charges. During the year ended December 31, 2025, we determined that the carrying amounts of certain long-lived assets may not be fully recoverable as we no longer intend to hold these assets long-term. We recognized impairment charges of $68 million during 2025 to reflect management’s estimate of fair value of these long-lived assets based primarily on sales of similar assets and ongoing negotiations with third parties. During the year ended December 31, 2024, we recorded impairment charges of $233 million as a result of the Equinix Metal Wind Down and current and projected future losses at a Hong Kong IBX. See Note 17 within the Consolidated Financial Statements.
Gain or Loss on Asset Sales. During the year ended December 31, 2025, we did not record a significant amount of gain or loss on asset sales. During the year ended December 31, 2024, we recorded a gain of $18 million related to the sale of the Silicon Valley 12x ("SV12x") data center. See Note 5 within the Consolidated Financial Statements.
Income from Operations. Our income from operations increased by $520 million or 39% in the year ended December 31, 2025 as compared to the same period in 2024. This increase is driven by the factors described above.
Interest Income. During the year ended December 31, 2025, interest income increased by $56 million or 41%. The increase was primarily due to interest income earned on a higher average balance of cash, cash equivalents and short-term investments as well as on the AMER 2 Loan further described in Note 15 within the Consolidated Financial Statements.
Interest Expense. During the year ended December 31, 2025, interest expense increased by $70 million or 15%. The increase was primarily due to the issuance of senior notes during 2025 and 2024. This increase was partially offset by the repayment of senior notes which matured during 2025 and 2024. See Note 10 within the Consolidated Financial Statements.
During the years ended December 31, 2025 and 2024, we capitalized $79 million and $36 million, respectively, of interest expense to construction in progress.
Other Income or Expense. We did not record a significant amount of other income or expense during the year ended December 31, 2025. For the year ended December 31, 2024, we recorded net other expense of $17 million, largely driven by our share of losses incurred on our equity method investments in our xScale joint ventures.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the year ended December 31, 2025. During the year ended December 31, 2024, we recorded $16 million of net loss on debt extinguishment primarily due to the modification of a financing obligation on a property in the Americas region.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2025 and 2024, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying consolidated financial statements for the years ended December 31, 2025 and 2024.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the years ended December 31, 2025 and 2024.
For the years ended December 31, 2025 and 2024, we recorded $160 million and $161 million of income tax expenses, respectively. Our effective tax rates were 10.6% and 16.5%, respectively, for the years ended December 31, 2025 and 2024.
Net Income. Our net income increased by $534 million or 66% in the year ended December 31, 2025 as compared to the same period in 2024. This increase is driven by the factors described above.
Adjusted EBITDA. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring and other exit charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the years ended December 31, 2025 and 2024 by geographic regions was as follows ($ in millions):

	Years Ended December 31,				$ Change	% Change
	2025	%	2024	%	Actual	Actual	Constant Currency
Americas	$1,890	42%	$1,709	41%	$181	11%	11%
EMEA	1,561	34%	1,378	34%	183	13%	12%
Asia-Pacific	1,079	24%	1,010	25%	69	7%	6%
Total	$4,530	100%	$4,097	100%	$433	11%	10%
Americas Adjusted EBITDA. During the year ended December 31, 2025, Americas adjusted EBITDA increased by $181 million or 11% (11% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, partially offset by lower revenues as a result of non-recurring services provided to our joint ventures, as described above.
EMEA Adjusted EBITDA. During the year ended December 31, 2025, EMEA adjusted EBITDA increased by $183 million or 13% (12% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth and lower utilities costs, partially offset by lower revenues as a result of non-recurring services provided to our joint ventures, as described above.
Asia-Pacific Adjusted EBITDA. During the year ended December 31, 2025, Asia-Pacific adjusted EBITDA increased by $69 million or 7% (6% on a constant currency basis), primarily due to higher revenues as a result of IBX data center expansion activity and organic growth, offset by lower revenues as a result of non-recurring services provided to our joint ventures, as described above.
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
•restructuring and other exit charges, which primarily include employee severance, facility closure costs, lease or other contract termination costs and advisory fees related to the realignment of our management structure, operations or products and other exit activities
•impairment charges
•transaction costs
•gain or loss on asset sales

The following table presents a reconciliation of Adjusted EBITDA to net income (in millions):

	Years Ended December 31,
	2025	2024	2023
Net income	$1,348	$814	$969
Income tax expense	160	161	155
Interest income	(193)	(137)	(94)
Interest expense	527	457	402
Other (income) expense	7	17	11
(Gain) loss on debt extinguishment	(1)	16	—
Depreciation, amortization, and accretion expense	2,066	2,011	1,844
Stock-based compensation expense	498	462	407
Restructuring and other exit charges	33	31	—
Impairment charges	68	233	—
Transaction costs	18	50	13
(Gain) loss on asset sales	(1)	(18)	(5)
Adjusted EBITDA	$4,530	$4,097	$3,702
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
•stock-based compensation expense
•stock-based charitable contributions
•restructuring and other exit charges, as described above
•impairment charges
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

	Years Ended December 31,
	2025	2024	2023
Net income	$1,348	$814	$969
Net (income) loss attributable to non-controlling interests	2	1	—
Net income attributable to common stockholders	1,350	815	969
Adjustments:
Real estate depreciation	1,282	1,239	1,143
(Gain) loss on disposition of real estate assets	—	(20)	1
Adjustments for FFO from unconsolidated joint ventures	36	27	17
FFO attributable to common stockholders	$2,668	$2,061	$2,130

	Years Ended December 31,
	2025	2024	2023
FFO attributable to common stockholders	$2,668	$2,061	$2,130
Adjustments:
Installation revenue adjustment	20	(4)	4
Straight-line rent expense adjustment	5	(3)	12
Contract cost adjustment	(52)	(27)	(47)
Amortization of deferred financing costs and debt discounts	23	20	19
Stock-based compensation expense	498	462	407
Stock-based charitable contributions	3	3	3
Non-real estate depreciation expense	568	562	494
(Gain) loss on disposition of non-real estate assets	(1)	—	—
Amortization expense	200	208	208
Accretion expense adjustment	16	2	(1)
Recurring capital expenditures	(284)	(250)	(219)
(Gain) loss on debt extinguishment	(1)	16	—
Restructuring and other exit charges	33	31	—
Transaction costs	18	50	13
Impairment charges	68	233	2
Income tax expense adjustment	(24)	(2)	(12)
Adjustments for AFFO from unconsolidated joint ventures	3	(6)	6
AFFO attributable to common stockholders	$3,761	$3,356	$3,019
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the year ended December 31, 2025 as compared to the same period in 2024, the U.S. dollar was stronger relative to the Brazilian real and Canadian dollar, which resulted in an unfavorable foreign currency impact on revenue and operating income, and a favorable foreign currency impact on operating expenses. During the year ended December 31, 2025 as compared to the same period in 2024, the U.S. dollar was weaker relative to the British pound and euro, which resulted in a favorable foreign currency impact on revenue and operating income, and an unfavorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses denominated in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2024 are used as exchange rates for the year ended December 31, 2025 when comparing the year ended December 31, 2025 with the year ended December 31, 2024).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of December 31, 2025, our principle sources of liquidity were $3.2 billion of cash, cash equivalents and short-term investments. In addition to our cash balance, we had approximately $4.0 billion of additional liquidity available to us from our $4.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our 2024 ATM program, under which we may offer and sell from time to time our common stock in "at the market" transactions on either a spot or forward basis. As of December 31, 2025, we had approximately $1.2 billion available for sale remaining under the 2024 ATM Program.
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and external financing sources, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, distribution of dividends, completion of our publicly-announced acquisitions, ordinary costs to operate the business, and expansion projects.
As we continue to grow, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions and joint ventures. If the opportunity to expand is greater than planned we may further increase the level of capital expenditures to support this growth as well as pursue additional business and real estate acquisitions or joint ventures, provided that we have or can access sufficient funding to pursue such expansion opportunities. We may elect to access the equity or debt markets from time to time opportunistically, particularly if financing is available on attractive terms. We will continue to evaluate our operating requirements and financial resources in light of future developments.
Cash Flow

	Years Ended December 31,
	2025	2024	Change
	(in millions)
Net cash provided by operating activities	$3,911	$3,249	$662
Net cash used in investing activities	(6,484)	(3,937)	(2,547)
Net cash provided by financing activities	1,272	1,723	(451)
Operating Activities
Our cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $662 million during the year ended December 31, 2025 as compared to December 31, 2024, primarily driven by improved results of operations partially offset by increases in cash paid for costs and operating expenses.

Investing Activities
Net cash used in investing activities increased by $2.5 billion during the year ended December 31, 2025 as compared to December 31, 2024, primarily due to:
•$1.4 billion increase in purchases of short-term investments;
•$1.2 billion increase in capital expenditures;
•$657 million increase in real estate acquisitions; and
•$251 million increase in business acquisitions, net of cash acquired, including the TIM Acquisition (see Note 3 within the Consolidated Financial Statements).
This increase was partially offset by $1.0 billion in proceeds from the maturity of short-term investments.
Financing Activities
Net cash provided by financing activities decreased by $451 million for the year ended December 31, 2025 as compared to December 31, 2024, primarily driven by:
•$1.6 billion decrease in proceeds from the 2022 and 2024 ATM Programs;
•$213 million increase in dividend distributions; and
•$200 million increase in the repayment of senior notes.
The decrease was partially offset by $1.5 billion in proceeds from senior notes.
Material Cash Commitments
As of December 31, 2025, our principal commitments were primarily comprised of:
•approximately $18.4 billion of principal from our senior notes (gross of debt issuance costs and debt discounts);
•approximately $4.2 billion of interest on mortgage payable, other loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$703 million of principal from our term loans, mortgage payable and other loans payable (gross of debt issuance costs and debt discounts);
•approximately $5.3 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $6.3 billion of unaccrued capital expenditure contractual commitments, primarily for real estate purchases, IBX infrastructure equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $2.1 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during 2026 and beyond, the majority of which is payable within the next two years.
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

Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of December 31, 2025. For additional information, see “Maturities of Lease Liabilities” in Note 9 within the Consolidated Financial Statements.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that we believe to be reasonable under the circumstances. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material.
Our significant accounting policies are discussed in Note 1 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Management believes that application of the following accounting policies involves a significant level of estimation uncertainty that have had or are reasonably likely to have a material impact on our consolidated financial statements:
•    Accounting for property, plant and equipment and finite-lived intangible assets; and
•    Accounting for leases.

Description	Estimation Uncertainties	Effect if Actual Results Differ from Assumptions
Accounting for Property, Plant and Equipment and Finite-Lived Intangible Assets

We have a substantial amount of property, plant and equipment recorded on our consolidated balance sheets. The majority of our property, plant and equipment balance represents the costs incurred to build out or acquire our IBX data centers. We depreciate our property, plant and equipment using the straight-line method over the estimated useful lives of the assets (subject to the term of the lease in the case of leased assets or leasehold improvements and integral equipment located in leased properties).
Accounting for property, plant and equipment includes determining the appropriate period over which to depreciate such assets, assessing such assets for potential impairment and assessing the asset retirement obligations required for certain leased properties that require us to return the leased properties back to their original condition at the time we decide to exit a lease property. We assess our property, plant and equipment for potential impairment together with finite-lived intangible assets and lease right-of-use ("ROU") assets at the asset group level.

Judgments are required in arriving at the estimated useful life of an asset. Judgments are also required in estimating the fair value of a liability for an asset retirement obligation. Significant assumptions include retirement costs, timing of retirement and inflation rates. We periodically review these estimates and changes to these estimates could have a significant impact on our financial position and results of operations.
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

As of December 31, 2025 and 2024, we had property, plant and equipment of $23.6 billion and $19.2 billion, respectively. During the years ended December 31, 2025, 2024 and 2023, we recorded depreciation expense of $1.9 billion, $1.8 billion, and $1.6 billion, respectively. We evaluated the estimated useful lives of our property, plant and equipment, and made certain revisions to these estimates during the years ended December 31, 2025 and 2024. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact on our results of operations. We recorded $53 million and $166 million impairment charges on property, plant and equipment during the years ended December 31, 2025 and 2024.
As of December 31, 2025 and 2024, we had asset retirement obligations of $228 million and $109 million, respectively.
The balance of our other intangible assets, net, as of December 31, 2025 and 2024 was $1.3 billion and $1.4 billion, respectively. We recorded $29 million impairment charges on finite-lived intangible assets during the year ended December 31, 2024.

Accounting for Leases

A significant portion of our data center spaces, office spaces and equipment are leased. Each time we enter into a new lease or lease amendment, we analyze each contract for the proper accounting, including assessing if it should be classified as an operating or finance lease.
ROU assets are assessed for impairment at the asset group level along with property, plant and equipment as discussed above.

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

Lease assumptions and estimates are determined and applied at the inception of the leases or at the lease modification or reassessment date. As of both December 31, 2025 and 2024, the total operating lease ROU assets were $1.4 billion and operating lease liabilities were $1.5 billion, respectively. As of December 31, 2025 and 2024, finance lease ROU assets were $2.3 billion and $2.2 billion, respectively and finance lease liabilities were $2.4 billion and $2.3 billion, respectively. For the years ended December 31, 2025, 2024 and 2023, we recorded finance lease costs of $310 million, $294 million and $280 million, respectively, and recorded rent expense of approximately $238 million, $229 million and $243 million, respectively.

We recorded $15 million and $38 million impairment charges on operating lease ROU assets during the years ended December 31, 2025 and 2024.

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
Investment Portfolio Risk
We maintain an investment portfolio of various holdings, types, and maturities that is prioritized on meeting REIT asset requirements. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. We anticipate that we will recover the entire cost basis of these securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2025.
As of December 31, 2025, our investment portfolio of cash equivalents and short-term investments consisted of money market funds, time deposits and U.S. government securities. The amount in our investment portfolio that could be susceptible to market risk totaled $2.9 billion.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of December 31, 2025 would not have a significant impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations.
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

	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage and loans payable (1)	$703	$706	$649	$654
Senior notes (1)	18,359	17,297	14,685	13,342
Loan receivable (2)	328	351	258	280

(1)The carrying value is gross of debt issuance cost and debt discount.
(2)The carrying value is net of unamortized upfront fee.

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
We have entered into various foreign currency debt obligations as described in Note 10 within the consolidated financial statements. Our foreign currency debt obligations that would otherwise remeasure through earnings are designated as net investment hedges against our net investments in foreign subsidiaries or are hedged by cross-currency interest rate swaps designated as cash flow hedges. Additionally, we enter cross-currency interest rate swaps to effectively convert some of our U.S. dollar-denominated debt into foreign currencies. These derivative instruments are also designated as net investment hedges against our net investments in foreign subsidiaries. Changes in the fair value of hedging instruments designated as net investment hedges are recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. As a result, we do not have a significant exposure to future losses in earnings resulting from our foreign currency debt obligations or cross-currency interest rate swaps. Further information about our use of foreign currency derivative instruments is described in Note 7 within the consolidated financial statements.
The U.S. dollar generally weakened relative to certain of the currencies of the foreign countries in which we operate during the year ended December 31, 2025. This has impacted our consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical 10% strengthening of the U.S. dollar during the year ended December 31, 2025 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $285 million and $277 million, respectively.
With the existing cash flow hedges in place, a hypothetical 10% weakening of the U.S. dollar during the year ended December 31, 2025 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $355 million and $337 million, respectively.
Commodity Price Risk
Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our IBX data centers. We closely monitor the cost of electricity at all of our locations. We have entered into various power contracts to purchase power at fixed prices in certain locations in Australia, Brazil, Canada, Chile, Finland, France, Germany, India, Ireland, Italy, Japan, the Netherlands, Peru, Poland, Portugal, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the U.S.
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
ITEM 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2025, each of the following directors and/or officers adopted or terminated a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. All trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.

Name and Title	Date	Action	Start Date	End Date	Total Shares to be Sold
Simon Miller, Chief Accounting Officer	11/30/2025	Adoption	3/3/2026	3/31/2026	See footnote (1)

(1)Mr. Miller’s plan includes any shares to be granted under the 2025 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.

We previously disclosed that Michael Shane Paladin adopted a Rule 10b5-1 trading plan arrangement on August 27, 2025 with a start date of January 16, 2025. This was a typographical error; the start date of the plan was January 16, 2026.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct, which are both "Code(s) of Ethics for Senior Financial Officers" as defined by applicable rules of the SEC. This information is incorporated by reference to the Equinix Proxy Statement for the 2026 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.

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

The other information required by this Item 10 is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025 pursuant to Regulation 14A.

ITEM 11.    Executive Compensation
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025 pursuant to Regulation 14A.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to the Equinix Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025 pursuant to Regulation 14A.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025 pursuant to Regulation 14A.
ITEM 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025 pursuant to Regulation 14A.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedules:

Schedule III - Schedule of Real Estate and Accumulated Depreciation as of December 31, 2025 with reconciliations for the years ended December 31, 2025, 2024 and 2023	F-60
(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No. 2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No. 3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/13/2023	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	12/5/2017	4.1

4.3	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.4

4.4	Form of 2.900% Senior Note due 2026 (See Exhibit 4.3)

4.5	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.6

4.6	Form of 3.200% Senior Note due 2029 (See Exhibit 4.5)	8-K	6/22/2020

4.7	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.2

4.8	Form of 1.250% Senior Note due 2025 (See Exhibit 4.7)

4.9	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.4

4.10	Form of 1.800% Senior Note due 2027 (See Exhibit 4.9)

4.11	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.6

4.12	Form of 2.150% Senior Note due 2030 (see Exhibit 4.11)

4.13	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.8

4.14	Form of 3.000% Senior Note due 2050 (See Exhibit 4.13)

4.15	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.2

4.16	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.15)

4.17	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.4

4.18	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.17)

4.19	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.6

4.20	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.19)

4.21	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.2

4.22	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.21)

4.23	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.4

4.24	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.23)

4.25	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.2

4.26	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.25)

4.27	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.4

4.28	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.27)

4.29	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.6

4.30	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.29)

4.31	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.8

4.32	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.31)

4.33	Twentieth Supplemental Indenture, dated as of April 5, 2022, between Equinix, Inc. and U.S. Bank Trust Company National Association, as Trustee.	8-K	4/5/2022	4.2

4.34	Form of 3.900% Senior Notes due 2032 (included in Exhibit 4.33)

4.35	Notes Purchase Agreement, dated February 7, 2023, and issued by Equinix Japan K.K. and Equinix, Inc. as Parent Guarantor.	10-Q	3/31/2023	4.39

4.36	Terms and Conditions of the Swiss Francs bonds due September 12, 2028, issued by Equinix Europe 1 Financing Corporation LLC and guaranteed by Equinix, Inc. as Guarantor.	10-Q	9/30/2023	4.40

4.37	Indenture, dated as of March 18, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.	POSASR	3/18/2024	4.40

4.38	First Supplemental Indenture, dated as of May 30, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.	8-K	5/30/2024	4.20

4.39	Form of 5.500% Senior Note due 2034 (included in Exhibit 4.38)

4.40	Bond Purchase and Paying Agency Agreement dated September 2, 2024 between Equinix Europe 1 Financing Corporation LLC and Equinix, Inc. as Guarantor and BNP Paribas (Suisse) SA as Swiss Paying Agent and Deutsche Bank AG London Branch as Joint Lead Managers.	10-Q	9/30/2024	4.42

4.41	Second Supplemental Indenture, dated as of September 3, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	9/3/2024	4.2

4.42	Form of 3.650% Senior Note due 2033 (included in Exhibit 4.41)	8-K	9/3/2024	4.3

4.43	Third Supplemental Indenture, dated as of November 22, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	11/22/2024	4.2

4.44	Form of 3.250% Senior Note due 2031 (included in Exhibit 4.43)	8-K	11/22/2024	4.3

4.45	Fourth Supplemental Indenture, dated as of November 22, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	11/22/2024	4.4

4.46	Form of 3.625% Senior Note due 2034 (included in Exhibit 4.45)	8-K	11/22/2024	4.5

4.47	Fifth Supplemental Indenture, dated as of May 19, 2025, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	5/19/2025	4.2

4.48	Form of 3.250% Senior Note due 2029 (included in Exhibit 4.47)	8-K	5/19/2025	4.3

4.49	Sixth Supplemental Indenture, dated as of May 19, 2025, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, U.S. Bank Europe DAC, U.K. Branch, as paying agent, and U.S. Bank Trust Company, National Association, as registrar and trustee.	8-K	5/19/2025	4.4

4.50	Form of 4.000% Senior Note due 2034 (included in Exhibit 4.49)	8-K	5/19/2025	4.5

4.51	Seventh Supplemental Indenture, dated as of November 13, 2025, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee	8-K	11/13/2025	4.2

4.52	Form of 4.600% Senior Note due 2030 (included in Exhibit 4.51)	8-K	11/13/2025	4.3

4.53	Terms and Conditions of the U.S. $3,000,000,000 Euro Medium Term Note Program, established February 28, 2025, by Equinix Asia Financing Corporation Pte. Ltd. and guaranteed by Equinix, Inc.	10-Q	3/31/2025	4.47

4.54	Pricing Supplement, dated March 6, 2025, for the 3.500% Singapore Dollar Senior Notes due 2030 issued under the U.S. $3,000,000,000 Euro Medium Term Note Program.	10-Q	3/31/2025	4.48

4.55	Pricing Supplement, dated August 14, 2025, for the 2.900% Singapore Dollar Senior Notes due 2032 issued under the U.S. $3,000,000,000 Euro Medium Term Note Program.	10-Q	9/30/2025	4.53

4.56	Indenture, dated as of November 24, 2025, among Equinix Canada Financing Ltd, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee	8-K	11/24/2025	4.1

4.57	First Supplemental Indenture, dated as of November 24, 2025, among Equinix Canada Financing Ltd, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee	8-K	11/24/2025	4.2

4.58	Form of 4.000% Senior Note due 2032 (included in Exhibit 4.57)	8-K	11/24/2025	4.3

4.59	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.60	Description of Securities.				X

10.1	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

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
		10-K	12/31/2021	10.22

10.3	First Amendment and Joinder to Credit Agreement dated April 4, 2025 by and among Equinix, Inc., Bank of America, N.A., as administrative agent, lender and L/C issuer, the lenders, Equinix Europe 1 Financing Corporation LLC and Equinix Europe 2 Financing Corporation LLC Securities.	10-Q	3/31/2025	10.3

10.4**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.5**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2021	10.2

10.6**	2020 Equity Incentive Plan, as amended.	DEF 14A	4/10/2025	Appendix B

10.7**	Equinix, Inc. 2004 Employee Stock Purchase Plan.	DEF 14A	4/12/2024	Appendix B

10.8**	2023 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.15

10.9**	2023 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.16

10.10**	2023 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2023	10.17

10.11**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.34

10.12**	2024 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.35

10.13**	2024 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2024	10.36
10.14**	2024 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.33
10.15**	2024 Form of TSR Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.34

10.16**	2024 Form of Time-Based Restricted Stock Unit Agreement for Charles Meyers.	10-Q	6/30/2024	10.35

10.17**	2025 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2025	10.20

10.18**	2025 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2025	10.21

10.19**	2025 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2025	10.22

10.20**	2025 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Adaire Fox-Martin.	10-Q	3/31/2025	10.23

10.21**	2025 Form of TSR Restricted Stock Unit Agreement for Adaire Fox-Martin.	10-Q	3/31/2025	10.24

10.22**	2025 Form of Time-Based Restricted Stock Unit Agreement for Adaire Fox-Martin.	10-Q	3/31/2025	10.25

10.23**	2025 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2025	10.27

10.24**	Offer Letter between Equinix, Inc. and Adaire Fox-Martin, dated as of March 7, 2024.	8-K	3/7/2024	10.1

10.25**	Form of Severance Agreement between Equinix, Inc. and Adaire Fox-Martin.	8-K	3/7/2024	10.2

10.26**	Executive Chairman Agreement between Equinix, Inc. and Charles Meyers, dated as of March 7, 2024.	8-K	3/7/2024	10.3

10.27**	Amendment to Executive Chairman Agreement between Equinix, Inc. and Charles Meyers, dated as of March 11, 2025.	10-Q	3/31/2025	10.31

10.28**	Severance Agreement between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.29**	Severance Agreement between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.30**	Change in Control Severance Agreement between Equinix, Inc and Jon Lin dated January 2, 2022.	10-K	12/31/2022	10.24

10.31**	Change in Control Severance Agreement between Equinix, Inc and Kurt Pletcher, dated September 27, 2022.	10-Q	9/30/2024	10.36

10.32**	Change in Control Severance Agreement between Equinix, Inc and Raouf Abdel, dated October 3, 2019.	10-Q	9/30/2024	10.37

10.33**	Offer Letter between Equinix, Inc. and Michael Shane Paladin, dated June, 26, 2025.	10-Q	6/30/2025	10.34

10.34**	Transition Agreement between Equinix, Inc. and Keith Taylor, dated December 2, 2025.				X

19.1	Equinix, Inc. Securities Trading Policy.	10-K	12/31/2024	19.1

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Equinix, Inc. Compensation Recoupment Policy.	10-K	12/31/2023	97.1

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
* Furnished herewith.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
(b)Exhibits.
See (a) (3) above.
(c)Financial Statement Schedules.
See (a) (2) above.
ITEM 16.    Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 11, 2026	By	/s/ ADAIRE FOX-MARTIN
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

Signature	Title	Date
/s/ ADAIRE FOX-MARTIN	Chief Executive Officer and President (Principal Executive Officer)	February 11, 2026
Adaire Fox-Martin
/s/ KEITH D. TAYLOR	Chief Financial Officer (Principal Financial Officer)	February 11, 2026
Keith D. Taylor
/s/ SIMON MILLER	Chief Accounting Officer (Principal Accounting Officer)	February 11, 2026
Simon Miller
/s/ CHARLES MEYERS	Executive Chairman	February 11, 2026
Charles Meyers
/s/ NANCI CALDWELL	Director	February 11, 2026
Nanci Caldwell
/s/ GARY F. HROMADKO	Director	February 11, 2026
Gary F. Hromadko
/s/ REBECCA KUJAWA	Director	February 11, 2026
Rebecca Kujawa
/s/ YANBING LI	Director	February 11, 2026
Yanbing Li
/s/ THOMAS OLINGER	Director	February 11, 2026
Thomas Olinger
/s/ CHRISTOPHER B. PAISLEY	Director	February 11, 2026
Christopher B. Paisley
/s/ SANDRA RIVERA	Director	February 11, 2026
Sandra Rivera
/s/ FIDELMA RUSSO	Director	February 11, 2026
Fidelma Russo

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equinix, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Equinix, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and other comprehensive income (loss) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Colocation and Interconnection Revenues
As described in Notes 1 and 18 to the consolidated financial statements, the Company’s total recurring revenues for the year ended December 31, 2025, were $8,739 million, of which a majority relates to $6,475 million of colocation revenues and $1,655 million of interconnection revenues. Colocation and interconnection revenues are recurring revenue streams that are generally billed monthly and recognized ratably over the term of the contract. Revenues are recognized when control of these products and services is transferred to the Company’s customers, in an amount that reflects the consideration management expects to be entitled to in exchange for the products and services.
The principal consideration for our determination that performing procedures relating to colocation and interconnection revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the input of customer data and the recording of revenue. These procedures also included, among others, (i) testing revenue recognized for a sample of colocation and interconnection revenue transactions by obtaining and inspecting source documents, such as master service agreements, invoices, cash receipts and sales orders, and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2025, and, for confirmations not returned, obtaining and inspecting source documents, such as invoices and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 11, 2026
We have served as the Company's auditor since 2000.

EQUINIX, INC.
Consolidated Balance Sheets
(in millions, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,727	$3,081
Short-term investments	1,500	527
Accounts receivable, net of allowance of $16 and $19	1,001	949
Other current assets	897	890
Total current assets	5,125	5,447
Property, plant and equipment, net	23,584	19,249
Operating lease right-of-use assets	1,392	1,419
Goodwill	5,984	5,504
Intangible assets, net	1,316	1,417
Other assets	2,740	2,049
Total assets	$40,141	$35,085
Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,350	$1,193
Accrued property, plant and equipment	564	387
Current portion of operating lease liabilities	155	144
Current portion of finance lease liabilities	168	189
Current portion of mortgage and loans payable	17	5
Current portion of senior notes	1,299	1,199
Other current liabilities	340	232
Total current liabilities	3,893	3,349
Operating lease liabilities, less current portion	1,304	1,331
Finance lease liabilities, less current portion	2,187	2,086
Mortgage and loans payable, less current portion	686	644
Senior notes, less current portion	16,910	13,363
Other liabilities	983	760
Total liabilities	25,963	21,533
Commitments and contingencies (Note 14)
Redeemable non-controlling interest	25	25
Common stockholders' equity (shares in thousands):
Common stock, $0.001 par value per share: 300,000 shares authorized; 98,288 issued and 98,226 outstanding in 2025 and 97,390 issued and 97,287 outstanding in 2024	—	—
Additional paid-in capital	21,642	20,895
Treasury stock, at cost; 62 shares in 2025 and 103 shares in 2024	(24)	(39)
Accumulated dividends	(12,202)	(10,342)
Accumulated other comprehensive loss	(1,359)	(1,735)
Retained earnings	6,099	4,749
Total common stockholders' equity	14,156	13,528
Non-controlling interests	(3)	(1)
Total stockholders' equity	14,153	13,527
Total liabilities, redeemable non-controlling interest and stockholders' equity	$40,141	$35,085
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Operations
(in millions, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues	$9,217	$8,748	$8,188
Costs and operating expenses:
Cost of revenues	4,508	4,467	4,228
Sales and marketing	903	891	855
General and administrative	1,840	1,766	1,654
Restructuring and other exit charges	33	31	—
Transaction costs	18	50	13
Impairment charges	68	233	—
(Gain) loss on asset sales	(1)	(18)	(5)
Total costs and operating expenses	7,369	7,420	6,745
Income from operations	1,848	1,328	1,443
Interest income	193	137	94
Interest expense	(527)	(457)	(402)
Other income (expense)	(7)	(17)	(11)
Gain (loss) on debt extinguishment	1	(16)	—
Income before income taxes	1,508	975	1,124
Income tax expense	(160)	(161)	(155)
Net income	1,348	814	969
Net (income) loss attributable to non-controlling interests	2	1	—
Net income attributable to common stockholders	$1,350	$815	$969

Earnings per share ("EPS") attributable to common stockholders:
Basic EPS	$13.79	$8.54	$10.35
Weighted-average shares for basic EPS (in thousands)	97,883	95,457	93,615
Diluted EPS	$13.76	$8.50	$10.31
Weighted-average shares for diluted EPS (in thousands)	98,123	95,827	94,009
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Years Ended December 31,
	2025	2024	2023
Net income	$1,348	$814	$969
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment ("CTA"):
CTA gain (loss)	753	(772)	250
Income tax effects	—	—	—
CTA gain (loss), net of tax	753	(772)	250
Change in net investment hedge CTA gain (loss):
Net investment hedge CTA gain (loss)	(317)	289	(132)
Income tax effects	(5)	6	—
Net investment hedge CTA gain (loss), net of tax	(322)	295	(132)
Change in unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(89)	47	(24)
Income tax effects	34	(15)	5
Unrealized gain (loss) on cash flow hedges, net of tax	(55)	32	(19)
Total other comprehensive income (loss), net of tax	376	(445)	99
Comprehensive income, net of tax	1,724	369	1,068
Net (income) loss attributable to non-controlling interests	2	1	—
Comprehensive income attributable to common stockholders	$1,726	$370	$1,068
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss)
For the Three Years Ended December 31, 2025
($ in millions except per share data; share data in thousands)

	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	92,814	$—	(193)	$(72)	$17,320	$(7,318)	$(1,389)	$2,965	$11,506	$—	$11,506
Net income	—	—	—	—	—	—	—	969	969	—	969
Other comprehensive income	—	—	—	—	—	—	99	—	99	—	99
Issuance of common stock and release of treasury stock for employee equity awards	793	—	42	16	74	—	—	—	90	—	90
Issuance of common stock under ATM Program	1,023	—	—	—	734	—	—	—	734	—	734
Dividend distribution on common stock,$14.49 per share	—	—	—	—	—	(1,359)	—	—	(1,359)	—	(1,359)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	(17)	—	—	(17)	—	(17)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	468	—	—	—	468	—	468
Balance as of December 31, 2023	94,630	—	(151)	(56)	18,596	(8,695)	(1,290)	3,934	12,489	—	12,489
Net income (loss)	—	—	—	—	—	—	—	815	815	(1)	814
Other comprehensive loss	—	—	—	—	—	—	(445)	—	(445)	—	(445)
Issuance of common stock and release of treasury stock for employee equity awards	792	—	48	17	76	—	—	—	93	—	93
Issuance of common stock under ATM Program	1,968	—	—	—	1,673	—	—	—	1,673	—	1,673
Dividend distribution on common stock, $17.04 per share	—	—	—	—	—	(1,624)	—	—	(1,624)	—	(1,624)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Accrued dividends on unvested equity awards	—	—	—	—	—	(21)	—	—	(21)	—	(21)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	546	—	—	—	546	—	546
Contribution from non-controlling interest	—	—	—	—	4	—	—	—	4	—	4
Balance as of December 31, 2024	97,390	—	(103)	(39)	20,895	(10,342)	(1,735)	4,749	13,528	(1)	13,527
Net income	—	—	—	—	—	—	—	1,350	1,350	(2)	1,348
Other comprehensive loss	—	—	—	—	—	—	376	—	376	—	376

EQUINIX INC.
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss) - Continued
For the Three Years Ended December 31, 2025
($ in millions except per share data; share data in thousands)

	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
Issuance of common stock and release of treasury stock for employee equity awards	791	—	41	15	80	—	—	—	95	—	95
Issuance of common stock under ATM Program	107	—	—	—	99	—	—	—	99	—	99
Dividend distribution on common stock, $18.76 per share	—	—	—	—	—	(1,835)	—	—	(1,835)	—	(1,835)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Accrued dividends on unvested equity awards	—	—	—	—	—	(23)	—	—	(23)	—	(23)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	564	—	—	—	564	—	564
Contribution from non-controlling interest	—	—	—	—	4	—	—	—	4	—	4
Balance as of December 31, 2025	98,288	$—	(62)	$(24)	$21,642	$(12,202)	$(1,359)	$6,099	$14,156	$(3)	$14,153
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,348	$814	$969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,066	2,011	1,844
Stock-based compensation	498	462	407
Impairment charges	68	233	—
(Gain) loss on asset sales	(1)	(18)	(5)
Other operating activities	33	87	79
Changes in operating assets and liabilities:
Accounts receivable	(40)	27	(150)
Income taxes, net	(78)	(9)	4
Operating lease right-of-use assets	161	150	139
Operating lease liabilities	(156)	(153)	(128)
Accounts payable and accrued expenses	25	95	161
Other assets and liabilities	(13)	(450)	(103)
Net cash provided by operating activities	3,911	3,249	3,217
Cash flows from investing activities:
Purchases of equity investments	(60)	(98)	(136)
Distributions from equity investments	59	11	—
Purchases of short-term investments	(1,967)	(520)	—
Maturity of short-term investments	1,005	—	—
Business acquisitions, net of cash and restricted cash acquired	(251)	—	—
Real estate acquisitions	(994)	(337)	(384)
Purchases of other property, plant and equipment	(4,311)	(3,066)	(2,781)
Proceeds from sale of assets, net of cash transferred	—	247	77
Settlement of foreign currency hedges	104	83	—
Investment in loan receivable	(69)	(261)	—
Loan receivable upfront fee	—	4	—
Net cash used in investing activities	(6,484)	(3,937)	(3,224)
Cash flows from financing activities:
Proceeds from employee equity awards	95	91	87
Payment of dividends	(1,856)	(1,643)	(1,375)
Proceeds from public offering of common stock, net of issuance costs	99	1,673	734
Proceeds from senior notes, net of debt discounts	4,311	2,768	902
Repayments of finance lease liabilities	(155)	(140)	(149)
Contribution from non-controlling interest	4	4	25
Repayment of senior notes	(1,200)	(1,000)	—
Other financing activities	(26)	(30)	(13)
Net cash provided by financing activities	1,272	1,723	211
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	43	(49)	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,258)	986	188
Cash, cash equivalents and restricted cash at beginning of period	3,082	2,096	1,908
Cash, cash equivalents and restricted cash at end of period	$1,824	$3,082	$2,096
Supplemental cash flow information
Cash paid for taxes, net	$207	$185	$153
Cash paid for interest, net of amounts capitalized	$448	$486	$445

Cash and cash equivalents	$1,727	$3,081	$2,096
Current portion of restricted cash included in other current assets	60	1	—
Non-current portion of restricted cash included in other assets	37	—	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,824	$3,082	$2,096

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Equinix, Inc. ("Equinix," the "Company," "we," "our," or "us") was incorporated in Delaware on June 22, 1998. Equinix provides colocation space and related offerings. Global enterprises, content providers, financial companies and network service providers rely upon Equinix's insight and expertise to safehouse and connect their most valued information assets. We operate International Business ExchangeTM ("IBX®") data centers, or IBX data centers, across the Americas, Europe, Middle East and Africa ("EMEA") and Asia-Pacific geographic regions where customers directly interconnect with a network ecosystem of partners and customers. More than 2,000 network service providers offer access to the world's internet routes inside our IBX data centers. This access to internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location. We also invest in data center joint ventures or partnerships where we perform a variety of services described in Note 5. As of December 31, 2025, we controlled and operated 255 IBX data centers in 75 markets around the world.
We have been operating as a real estate investment trust for federal income tax purposes ("REIT") effective January 1, 2015. See "Income Taxes" in Note 13 below for additional information.
Basis of Presentation
The accompanying consolidated financial statements and accompanying notes are prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP") and are presented in our reporting currency, the U.S. dollar. The consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisition of TIM NextGen DC Corporation from Total Information Management (“TIM”) and Zenutna Development & Realty Corporation ("ZDRC") on June 2, 2025.
Certain prior period amounts have been reclassified in the consolidated financial statements to conform with current year presentation.
Intercompany accounts and transactions have been eliminated in consolidation.
Consolidation
We consolidate all entities that are wholly owned and those entities where we own less than 100% of the equity but we control the entity. We consolidate all Variable Interest Entities (“VIEs”) for which we are the primary beneficiary. A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the power to direct activities that most significantly impact the economic performance of the VIE, or (iii) has equity investors who lack the obligation to absorb the excepted losses or right to receive the expected residual returns of the VIE, or (iv) substantially all activities involve an equity investor with disproportionately few voting rights. We are considered the primary beneficiary of a VIE if we have (i) the power to direct activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. When determining whether we are the primary beneficiary of a VIE, we consider all relationships between us and the VIE, including management agreements and other contractual arrangements as well as rights held by other variable interest holders.
For the entities that are not VIEs, we first assess whether the entity is similar to a corporation or a limited partnership. We consolidate entities that are structured similar to corporations if we have a controlling financial interest (i.e. ownership of over 50% of the outstanding voting shares) unless the control does not rest with us as a majority owner due to substantive participating rights held by other shareholders or other factors. We may also consolidate a less-than-majority-owned entity if we control the board of directors which makes the significant decisions of the entity or we control the entity through contractual arrangements. For the entities that are structured similar to limited partnerships, we consolidate if we are the general partner and the limited partners do not hold substantive participating or kick-out rights that would preclude us from exercising control over the entity. We may also consolidate if we are the limited partner and we hold unilateral kick-out rights.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to the allowance for credit losses, fair values of financial and derivative instruments, intangible assets and goodwill, assets acquired and liabilities assumed from acquisitions, useful lives of intangible assets and property, plant and equipment, leases, asset retirement obligations, other accruals and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable.
Cash, Cash Equivalents and Short-Term Investments
We consider all highly liquid instruments with an original maturity from the date of purchase of 3 months or less to be cash equivalents. Cash equivalents generally consist of money market mutual funds, certificates of deposit and U.S. government securities with original maturities of 3 months or less. Short-term investments generally consist of certificates of deposit and U.S. government securities with original maturities of between 3 months and 1 year.
Equity Method Investments
We use the equity method to account for investments in entities for which we have the ability to exercise significant influence over their operating and financial policies, but do not control. These include our investments in VIEs where we are not the primary beneficiary, and certain investments in other joint ventures or partnerships that are not VIEs.
Equity method investments are initially measured at cost, or at fair value when the investment represents a retained equity interest in a deconsolidated business or derecognized distinct non-financial assets. Equity investments are subsequently adjusted for cash contributions, distributions and our share of the income and losses of the investees. We record our equity method investments in other assets in the consolidated balance sheets. Our proportionate shares of the income or loss from our equity method investments are recorded in other income (expense) in the consolidated statements of operations. We use the cumulative earnings approach to determine whether distributions received from equity method investees are returns on investment and classified as operating cash inflows or returns of investment and reported as investing cash flows.
We review our equity method investments whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable to determine if any investments may be other-than-temporarily impaired. We consider both qualitative and quantitative factors that may have a significant impact on the investees' fair value or the ability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. We did not record any impairment charges related to our equity method investments for the years ended December 31, 2025, 2024 and 2023. For further information on our equity method investments, see Note 5.
Non-marketable Equity Investments
We also have investments in non-marketable equity securities, where we do not have the ability to exercise significant influence over the investees. We elected the measurement alternative under which the securities are measured at cost less impairment, if any, and adjusted for changes resulting from qualifying observable price changes. We record non-marketable equity investments in other assets in the consolidated balance sheets. The amounts were insignificant as of December 31, 2025 and 2024.
We review our non-marketable equity investments quarterly to determine if any investments may be impaired considering both qualitative and quantitative factors that may have a significant impact on the investees' fair value. We did not record any impairment charges related to our non-marketable equity investments for the years ended December 31, 2025, 2024 and 2023.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Property, Plant and Equipment
Property, plant and equipment are measured at our original cost or initial fair value for property, plant and equipment acquired through business combinations, net of depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Buildings under finance leases, leasehold improvements and integral equipment at leased locations are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement.
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
Our construction in progress includes direct and indirect expenditures for the construction and expansion of IBX data centers and is stated at original cost. We contract out substantially all of the construction and expansion efforts of our IBX data centers to independent contractors under construction contracts. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. In addition, we capitalize interest costs during the development phase. Once an IBX data center or expansion project becomes operational, these capitalized costs are allocated to certain property, plant and equipment categories and are depreciated over the estimated useful lives of the underlying assets.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Asset Retirement Costs and Asset Retirement Obligations
Our asset retirement obligations are primarily related to our IBX data centers, of which many are leased under long-term arrangements and are required to be returned to the landlords in their original condition. The majority of our IBX data center leases have been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, we accrete the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. We periodically reassess the estimated amounts and timing of future retirement costs. For further information on our asset retirement obligations, see Note 6.
Goodwill and Other Intangible Assets
We have three reportable segments comprised of the 1) Americas, 2) EMEA and 3) Asia-Pacific geographic regions, which we also determined are our reporting units. Goodwill is not amortized and is tested for impairment at least annually or more often if and when circumstances indicate that goodwill is not recoverable.
Generally, we assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors considered in the assessment include industry and market conditions, overall financial performance and other relevant events and factors affecting the reporting unit. If, after assessing the qualitative factors, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing a quantitative impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform a quantitative goodwill impairment test. The quantitative impairment test, which is used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. In 2025 and 2024, we elected to bypass the optional qualitative assessment and performed the quantitative assessment for our Americas, EMEA and Asia-Pacific reporting units. In 2023, we performed qualitative assessments for our three reporting units.
Substantially all of our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. Customer relationship intangibles acquired through business combinations represent a substantial majority of our finite-lived intangible assets and generally have estimated useful lives of 10 to 20 years.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
We enter into intercompany foreign currency forward contracts ("intercompany derivatives") with our wholly-owned subsidiaries in our EMEA region in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. dollar (primarily the British pound and the euro). Simultaneously, we enter into foreign currency forward contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives. We designate the intercompany derivatives as cash flow hedges. We use the forward method to assess effectiveness of qualifying foreign currency forwards that are designated as cash flow hedges, whereby the change in the fair value of the derivative is recorded in other comprehensive income (loss) and reclassified to the same line item in the consolidated statements of operations that is used to present the earnings effect of the hedged item when the hedged item affects earnings.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Fair Value of Financial Instruments
The carrying values of our cash equivalents held in money market funds and the carrying value of our derivative instruments represent their fair values. The carrying values of our cash equivalents held in time deposits and U.S. government securities and the carrying values of our accounts receivable, accounts payable, accrued expenses and accrued property, plant and equipment approximate their fair values primarily due to the short-term maturity of the related instruments. The fair value of short-term investments held in time deposits and U.S. government securities are estimated by considering observable market prices of similar instruments. The fair value of our debt traded in the public debt market is based on quoted market prices. The fair value of our debt which is not publicly traded is estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and terms. The fair value of our loan receivable is estimated by discounting the contractual cash flows of the loan, using indicative pricing from third parties for similar instruments and asset-specific yield adjustments for elements such as credit risk.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
•Non-financial long-lived assets or asset groups measured at fair value for impairment assessments;
•Asset retirement obligations initially measured at fair value but not subsequently measured at fair value; and
•Assets and liabilities classified as held for sale measured at fair value less costs to sell and reported at the lower of the carrying amounts or the fair values less costs to sell.
For further information on fair value measurements, see Note 8.
Leases
We enter into lease arrangements primarily for land, data center spaces, office spaces and equipment. At its inception, we determine whether an arrangement is or contains a lease. We recognize a right-of-use ("ROU") asset and lease liability on the consolidated balance sheets for all leases with a term longer than 12 months, including renewal options that we are reasonably certain to exercise.
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
The majority of our lease arrangements include options to extend the lease. If we are reasonably certain to exercise such options, the periods covered by the options are included in the lease term. The depreciable lives of certain fixed assets and leasehold improvements are limited by the expected lease term. We have certain leases with a term of 12 months or less. For such leases, we elected not to recognize any ROU asset or lease liability on the consolidated balance sheets. We have lease agreements with lease and non-lease components. We elected to account for the lease and non-lease components as a single lease component for all classes of underlying assets for which we have identified as lease arrangements.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Revenues are recognized when control of these products and services is transferred to its customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the products and services. Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally 1 to 5 years for IBX data center colocation customers. Non-recurring installation fees, although generally paid upfront upon installation, are deferred and recognized ratably over the contract term. Professional service fees and equipment sales are recognized in the period when the services were provided. For the contracts with customers that contain multiple performance obligations, we account for individual performance obligations separately if they are distinct or as a series of distinct obligations if the individual performance obligations meet the series criteria. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis. The standalone selling price is determined based on overall pricing objectives, taking into consideration market conditions, geographic locations and other factors. Other judgments include determining if any variable consideration should be included in the total contract value of the arrangement such as price increases.
Revenue is generally recognized on a gross basis as a principal versus on a net basis as an agent, as we are primarily responsible for fulfilling the contract, bear inventory risk and have discretion in establishing the price when selling to the customer. To the extent we do not meet the criteria for recognizing revenue on a gross basis, we record the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their remaining contract early, is treated as a contract modification and recognized ratably over the remaining term of the contract, if any.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
the revenue for the sales and marketing fees may be recognized several years in advance of payment from the xScale joint ventures, as payment is often tied to deployment of the customer.
Certain customer agreements are denominated in currencies other than the functional currencies of the parties involved. Under applicable accounting rules, we are deemed to have foreign currency forward contracts embedded in these contracts. We assessed these embedded contracts and concluded them to be foreign currency embedded derivatives (see Note 7). These instruments are separated from their host contracts and held on our consolidated balance sheets at their fair value. The majority of these foreign currency embedded derivatives arise in certain of our subsidiaries where the local currency is the subsidiary's functional currency and the customer contract is denominated in the U.S. dollar. For certain contracts, we use these forward contracts embedded within our customer agreements to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. Please see Note 7 for further discussion of these hedges. For all other customer contracts containing embedded derivatives, changes in their fair values are recognized within revenues in our consolidated statements of operations.
Contract Balances
The timing of revenue recognition, billings and cash collections result in accounts receivables, contract assets and deferred revenues. A receivable is recorded at the invoice amount, net of an allowance for credit losses and is recognized in the period when we have transferred products or provided services to our customers and when its right to consideration is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 45 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers although in certain cases we obtain a security interest in a customer's equipment placed in our IBX data centers or obtain a deposit. We also maintain an allowance for estimated losses on a lifetime loss basis resulting from the inability of our customers to make required payments for which we had expected to collect the revenues in accordance with the credit loss accounting guidance ("Topic 326"). If the financial condition of our customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for credit losses may be required. We specifically analyze current economic news, conditions and trends, historical loss rates, customer concentrations, customer credit-worthiness, changes in customer payment terms and any applicable long-term forecast when evaluating revenue recognition and the adequacy of our reserves for our accounts receivable. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in sales and marketing expense in the consolidated statements of operations. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. An additional reserve is established for all other accounts based on an analysis of historical credits issued. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.
A contract asset exists when we have transferred products or provided services to our customers but customer payment is conditioned on reasons other than the passage of time, such as upon the satisfaction of additional performance obligations. Certain contracts include terms related to price arrangements such as price increases and free months. We recognize revenues ratably over the contract term, which could potentially give rise to contract assets during certain periods of the contract term. Contract assets are recorded in other current assets and other assets, respectively, in the consolidated balance sheets.
Deferred revenue (a contract liability) is recognized when we have an unconditional right to a payment before we transfer the products or services to customers. Deferred revenue is included in other current liabilities and other liabilities, respectively, in the consolidated balance sheets.
Contract Costs
Direct and indirect incremental costs solely related to obtaining revenue contracts are capitalized as costs of obtaining a contract when they are incremental and if they are expected to be recovered. Such costs consist primarily of commission fees and sales bonuses, as well as indirect related payroll costs. In 2025, contract costs were amortized over the estimated period of approximately 7 years on a straight-line basis. We elected to apply the

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
practical expedient which allows us to expense contract costs when incurred if the amortization period is one year or less.
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
We grant restricted stock units ("RSUs") to our employees and these equity awards generally have only a service condition. We grant RSUs to our executives that generally have a service and performance condition or a service and market condition. Performance conditions contained in an equity award are generally tied to our financial performance. We assess the probability of meeting these performance conditions on a quarterly basis. The majority of our RSUs vest over four years, although certain equity awards for executives vest over a range of two to four years. The valuation of RSUs with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on our stock price on the date of grant. We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition.

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
Foreign Currency Transactions
The financial position of foreign subsidiaries where the local currency is the functional currency is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average exchange rates during the period. These translation gains or losses are included as other comprehensive income (loss). Certain intercompany balances are designated as loans of a long-term investment-type nature. Accordingly, exchange gains and losses associated with these long-term intercompany balances are recorded as a component of other comprehensive income (loss), along with translation adjustments.
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
In September 2025, the FASB issued ASU 2025-06: Targeted Improvements to the Accounting for Internal-Use Software. The ASU is intended to increase the operability of the recognition guidance for internal-use software

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
considering different methods of software development. The ASU is effective for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The ASU permits prospective, retrospective or modified retrospective application. We are currently evaluating the extent of the impact of this ASU on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU is intended to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The ASU is effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The ASU permits prospective or retrospective application. We are currently evaluating the extent of the impact of this ASU on disclosures in our consolidated financial statements.
Accounting Standards Recently Adopted
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. We adopted this ASU on a prospective basis for the 2025 annual reporting period. Refer to Note 13 for disclosures required by this ASU.
2.    Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Accounts receivable, net	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2025	$949	$102	$113	$123	$150
Closing balances as of December 31, 2025	1,001	56	126	133	170
Increase (Decrease)	$52	$(46)	$13	$10	$20

Beginning balances as of January 1, 2024	$1,004	$52	$86	$125	$154
Closing balances as of December 31, 2024	949	102	113	123	150
Increase (Decrease)	$(55)	$50	$27	$(2)	$(4)
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amounts of revenue recognized during the years ended December 31, 2025, 2024 and 2023 from the opening deferred revenue balance were $101 million, $88 million and $95 million, respectively. For the years ended December 31, 2025, 2024 and 2023, no impairment loss related to contract balances was recognized in the consolidated statements of operations.
Contract Costs
The ending balances of net capitalized contract costs as of December 31, 2025 and 2024 were $503 million and $436 million, respectively, which were included in other assets in the consolidated balance sheets. $119 million, $122 million, and $103 million of contract costs were amortized during years ended December 31, 2025, 2024 and 2023, respectively, which were included in sales and marketing expense in the consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Remaining Performance Obligations
Approximately $13.6 billion of revenues, including deferred installation revenues, are expected to be recognized in future periods related to unsatisfied performance obligations as of December 31, 2025. Most of our revenue contracts have an initial term varying from one to five years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 65% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployment dates, contract modifications, scheduled price increases, renewals and/or terminations.

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
3.    Acquisitions
Acquisition of TIM NextGen DC Corporation (the "TIM Acquisition")
On June 2, 2025, we completed the acquisition of all outstanding shares of TIM NextGen DC Corporation from TIM and ZDRC, consisting of three data centers in the Philippines, for total purchase consideration of $183 million. The TIM Acquisition supports our ongoing expansion to meet customer demand in the Asia-Pacific market.
We incurred insignificant transaction costs and recognized insignificant revenues and net income from the TIM Acquisition during the year ended December 31, 2025.
Purchase Price Allocation
The TIM Acquisition was accounted for as a business combination using the acquisition method of accounting. Under this method, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition, except where alternative measurement is required under GAAP.
During the year ended December 31, 2025, we completed the detailed valuation analysis and the final allocation of purchase price for the TIM Acquisition.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A summary of the allocation of total purchase consideration is presented as follows (in millions):

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
Intangible assets - The following table presents certain information on the acquired intangible assets (in millions):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Discount Rate
Customer relationships (1)	$21	15.0	12.5%

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the years ended December 31 ($ in millions except per share data; share data in thousands):

	2025	2024	2023
Net income	$1,348	$814	$969
Net (income) loss attributable to non-controlling interests	2	1	—
Net income attributable to common stockholders	$1,350	$815	$969

Weighted-average shares used to calculate basic EPS	97,883	95,457	93,615
Effect of dilutive securities:
Employee equity awards	240	370	394
Weighted-average shares used to calculate diluted EPS	98,123	95,827	94,009

EPS attributable to common stockholders:
Basic EPS	$13.79	$8.54	$10.35
Diluted EPS	$13.76	$8.50	$10.31
The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2025	2024	2023
Common stock related to employee equity awards	398	359	68
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
The following table summarizes our equity method investments, which were included in other assets on the consolidated balance sheets as of December 31 (in millions):

Investee	Ownership Percentage	2025	2024
EMEA 1 Joint Venture	20%	$141	$131
VIE Joint Ventures (1)	20%	395	374
Other	Various	15	14
Total		$551	$519

(1)Includes investments in the following xScale joint ventures in each of our three regions: "Asia-Pacific 1 Joint Venture", "Asia-Pacific 2 Joint Venture", "Asia-Pacific 3 Joint Venture", "EMEA 2 Joint Venture", "AMER 1 Joint Venture" and "AMER 2 Joint Venture". These investments share a similar purpose, design and nature of assets.
EMEA 1 Joint Venture
The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the years ended December 31, 2025, 2024 and 2023 and was included in other income (expense) on the consolidated statements of operations.

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
The following table summarizes our share of income (losses) related to equity method investments from the VIE Joint Ventures, which were included in other income (expense) on the consolidated statements of operations (in millions):

	Years Ended December 31,
	2025	2024	2023
Share of income (losses)	$(17)	$(24)	$(12)
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
The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of December 31, 2025 (in millions):

VIE Joint Ventures
Equity Investment	$395
Outstanding Accounts Receivable	20
Other Receivables	23
Contract Assets	47
Loan Commitment (1)	392
Future Equity Contribution Commitments (2)	83
Maximum Future Payments under Debt Guarantees (3)	41
Total	$1,001

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
(3)In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with our guarantees covering 20% of all payments of principal and interest due under one of the EMEA 2 Joint Venture's credit facility agreements. A portion of the guarantees relates to our AMER 1 Joint Venture. Refer to Note 14.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
AMER 3 Joint Venture
On October 30, 2024, we formed a joint venture to develop and operate xScale data center campuses in the Americas region (the "AMER 3 Joint Venture"). As of December 31, 2025, there have been no equity contributions made to the AMER 3 Joint Venture.
6.    Balance Sheet Components
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents and short-term investments consisted of the following as of December 31 (in millions):

	2025	2024
Cash	$368	$565
Cash equivalents:
Money market funds	1,333	2,401
Time deposits	26	115
Total cash and cash equivalents	1,727	3,081
Short-term investments:
Time deposits	1,245	527
U.S. government securities	255	—
Total short-term investments	1,500	527
Total cash, cash equivalents and short-term investments	$3,227	$3,608
As of December 31, 2025 and 2024, cash and cash equivalents included investments which were readily convertible to cash and generally had original maturities of 3 months or less. The maturities of time deposits and U.S. government securities classified as short-term investments were one year or less as of December 31, 2025.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. Accounts receivable, net, consisted of the following as of December 31 (in millions):

	2025	2024
Accounts receivable	$1,017	$968
Allowance for credit losses	(16)	(19)
Accounts receivable, net	$1,001	$949

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the activity of our allowance for credit losses (in millions):

Balance as of December 31, 2022	$12
Provision for credit losses	15
Net write-offs	(9)
Impact of foreign currency exchange	(1)
Balance as of December 31, 2023	17
Provision for credit losses	21
Net write-offs	(20)
Impact of foreign currency exchange	1
Balance as of December 31, 2024	19
Provision for credit losses	10
Net write-offs	(13)
Balance as of December 31, 2025	$16
Other Current Assets
Other current assets consisted of the following as of December 31 (in millions):

	2025	2024
Taxes receivable	$284	$223
Derivative assets, current	235	296
Prepaid expenses, current	134	91
Other receivables (1)	82	106
Contract assets, current	56	102
Other (2)	106	72
Total other current assets	$897	$890

(1)Includes receivables due from our joint ventures. See Note 15.
(2)The balance as of December 31, 2025 included $60 million of restricted cash, current, primarily comprised of temporary cash collateral.
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of December 31 (in millions):

	2025	2024
Core systems	$15,100	$12,890
Buildings	11,170	9,475
Construction in progress	2,827	2,204
Land	2,757	1,652
Internal-use software	2,472	2,149
Leasehold improvements	2,210	1,980
Personal property	436	373
	36,972	30,723
Less accumulated depreciation	(13,388)	(11,474)
Property, plant and equipment, net	$23,584	$19,249

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Goodwill and Other Intangibles
The following table presents goodwill and other intangible assets, net, for the years ended December 31, 2025 and 2024 (in millions):

	2025	2024
Goodwill:
Americas	$2,615	$2,559
EMEA	2,629	2,349
Asia-Pacific	740	596
	$5,984	$5,504
Intangible assets:
Customer relationships	$2,906	$2,745
Other	117	116
	3,023	2,861
Less accumulated amortization	(1,707)	(1,444)
Total intangible assets, net	$1,316	$1,417
Changes in the carrying amount of goodwill by geographic regions are as follows (in millions):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2022	$2,631	$2,378	$645	$5,654
Impact of foreign currency exchange	—	89	(6)	83
Balance as of December 31, 2023	2,631	2,467	639	5,737
Impact of foreign currency exchange	(72)	(118)	(43)	(233)
Balance as of December 31, 2024	2,559	2,349	596	5,504
Additions	—	11	127	138
Impact of foreign currency exchange	56	269	17	342
Balance as of December 31, 2025	$2,615	$2,629	$740	$5,984
Changes in the net book value of intangible assets by geographic regions are as follows (in millions):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2022	$1,349	$402	$147	$1,898
Additions	7	—	1	8
Amortization of intangibles	(140)	(54)	(14)	(208)
Impact of foreign currency exchange	—	10	(3)	7
Balance as of December 31, 2023	1,216	358	131	1,705
Impairment charges (1)	(29)	—	—	(29)
Amortization of intangibles	(140)	(54)	(14)	(208)
Impact of foreign currency exchange	(25)	(16)	(10)	(51)
Balance as of December 31, 2024	1,022	288	107	1,417
Additions	—	29	21	50
Amortization of intangibles	(130)	(56)	(14)	(200)
Impact of foreign currency exchange	15	30	4	49
Balance as of December 31, 2025	$907	$291	$118	$1,316

(1)Refer to Note 17.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Goodwill and intangible assets which are denominated in currencies other than the U.S. dollar are subject to foreign currency fluctuations. Our foreign currency translation gains and losses are a component of other comprehensive income (loss).
Estimated future amortization expense related to these intangibles is as follows (in millions):

Years ending:
2026	$204
2027	202
2028	200
2029	179
2030	157
Thereafter	374
Total	$1,316
Other Assets
Other assets consisted of the following as of December 31 (in millions):

	2025	2024
Prepaid assets, non-current	$726	$109
Equity method investments	551	519
Contract costs	503	436
Loan receivable	328	258
Deferred CCA implementation costs	142	115
Contract assets, non-current	126	113
Prepaid expenses, non-current	107	62
Deferred tax assets, net	100	48
Deposits	62	60
Derivative assets, non-current	20	295
Debt issuance costs, net	2	3
Other (1)	73	31
Total other assets	$2,740	$2,049

(1)The balance as of December 31, 2025 included $37 million restricted cash, non-current, primarily comprised of security deposits.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31 (in millions):

	2025	2024
Accrued compensation and benefits	$473	$421
Accrued taxes (1)	235	196
Accrued interest	176	96
Accrued utilities and security	154	164
Accounts payable	127	133
Other	185	183
Total accounts payable and accrued expenses	$1,350	$1,193

(1)Accrued taxes included income taxes payable of $114 million and $109 million as of December 31, 2025 and 2024, respectively.
Other Current Liabilities
Other current liabilities consisted of the following as of December 31 (in millions):

	2025	2024
Deferred revenue, current	$133	$123
Derivative liabilities, current	116	27
Dividends payable, current	18	16
Customer deposits	16	16
Asset retirement obligations, current	3	1
Other	54	49
Total other current liabilities	$340	$232
Other Liabilities
Other liabilities consisted of the following as of December 31 (in millions):

	2025	2024
Deferred tax liabilities, net	$367	$339
Asset retirement obligations, non-current	225	108
Deferred revenue, non-current	170	150
Derivative liabilities, non-current	113	46
Accrued taxes	47	42
Dividends payable, non-current	14	13
Other non-current liabilities	47	62
Total other liabilities	$983	$760

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the activities of our asset retirement obligations ("ARO") (in millions):

Asset retirement obligations as of December 31, 2022	$118
Additions and adjustments	(12)
Accretion expense	7
Asset retirement obligations as of December 31, 2023	113
Additions and adjustments	(6)
Accretion expense	6
Impact of foreign currency exchange	(4)
Asset retirement obligations as of December 31, 2024	109
Additions and adjustments	108
Accretion expense	7
Impact of foreign currency exchange	4
Asset retirement obligations as of December 31, 2025	$228
7.    Derivatives and Hedging Instruments
Derivatives and Other Instruments Designated as Hedging Instruments
Net Investment Hedges
Foreign Currency Debt: We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of December 31, 2025 and 2024, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $923 million and $1.0 billion, respectively.
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
Embedded Derivatives: Certain of our customer agreements that are priced in currencies different from the functional or local currencies of the parties involved are deemed to have foreign currency forward contracts embedded in them. These embedded derivatives are separated from their host contracts and carried on our balance sheet at their fair value. The majority of these embedded derivatives arise as a result of our foreign subsidiaries pricing their customer contracts in U.S. dollars. We use these forward contracts embedded within our customer agreements to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of December 31, 2025 and 2024, the total remaining contract value of such customer agreements outstanding under this hedging program was $230 million and $213 million, respectively.
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
As of December 31, 2025, our foreign currency forward contracts had maturity dates ranging from January 2026 to December 2027 and we had a net loss of $51 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months. As of December 31, 2024, our foreign currency forward contracts had maturity dates ranging from January 2025 to December 2026 and we had a net gain of $38 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that matured in the 12 months following December 31, 2024.
Cross-currency Interest Rate Swaps: We use cross-currency swaps, designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated variable-rate debt and our U.S. dollar-denominated fixed-rate debt issued by our foreign subsidiaries. As of December 31, 2025, these cross-currency interest rate swaps had maturity dates ranging from March 2026 to June 2034. We had a net gain of $13 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months. As of December 31, 2024, our cross-currency interest rate swaps had maturity dates ranging from March 2026 to June 2034. We had a net gain of $13 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the 12 months following December 31, 2024. We use the spot method to assess hedge effectiveness. Fair value changes from spot rates are recognized in other comprehensive income (loss) initially and immediately reclassified to earnings to offset the gain or loss from remeasuring the associated debt. We exclude time value and cross currency basis spread from the assessment of hedge effectiveness and recognize the excluded component in interest expense through the swap accrual process. The difference between fair value changes of the excluded component and the amount amortized is recognized in other comprehensive income (loss).
Interest Rate Locks: We hedge the interest rate exposure created by anticipated fixed-rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of both December 31, 2025 and 2024, we had no interest rate locks outstanding. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of December 31, 2025 and 2024, we had a net gain of $4 million and $3 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the 12 months following December 31, 2025 and 2024, respectively, for interest rate locks.
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

	2025			2024
		Fair Value			Fair Value
	Notional Amount (1)	Assets (2)	Liabilities (3)	Notional Amount (1)	Assets (2)	Liabilities (3)
Net investment hedges
Foreign currency forward contracts	$1,224	$14	$8	$966	$39	$17
Cross-currency interest rate swaps	373	7	32	1,986	189	1
Cash flow hedges
Foreign currency forward contracts	1,577	1	72	1,365	53	—
Cross-currency interest rate swaps	2,972	65	58	1,030	48	—
Non-designated hedges:
Foreign currency forward contracts	2,134	2	31	3,536	80	9
Cross-currency interest rate swaps	2,003	166	28	1,395	182	45
Total	$10,283	$255	$229	$10,278	$591	$72

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
Impact on Accumulated Other Comprehensive Income (Loss)
The pre-tax gains (losses) from hedging instruments recognized in accumulated other comprehensive income (loss) for the years ended December 31 were as follows (in millions):

	2025	2024	2023
Net investment hedges:
Foreign currency debt	$(129)	$68	$(54)
Foreign currency forward contracts (included component)	(22)	66	(9)
Foreign currency forward contracts (excluded component)	3	2	3
Cross-currency interest rate swaps (included component)	(190)	149	(73)
Cross-currency interest rate swaps (excluded component)	21	4	1
Total	$(317)	$289	$(132)

Cash flow hedges:
Foreign currency forward contracts	$(125)	$65	$(17)
Cross-currency interest rate swaps (excluded component)	38	(17)	(2)
Interest rate locks	(2)	(1)	(5)
Total	$(89)	$47	$(24)

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Impact on Earnings
The gains (losses) from derivative instruments recognized in earnings, and the location of such gains (losses) in the consolidated statements of operations for the years ended December 31 were as follows (in millions):

	Location of gain (loss)	2025	2024	2023
Net investment hedges:
Foreign currency forward contracts (excluded component)	Interest expense	$15	$10	$2
Cross-currency interest rate swaps (excluded component)	Interest expense	11	27	45
Total		$26	$37	$47

Cash flow hedges:
Foreign currency forward contracts	Revenues	$(43)	$11	$(9)
Foreign currency forward contracts	Costs and operating expenses	19	(6)	15
Cross-currency interest rate swaps (excluded component)	Interest expense	13	8	(1)
Cross-currency interest rate swaps (included component)	Other income (expense)	(79)	29	17
Interest rate locks	Interest expense	3	1	1
Total		$(87)	$43	$23

Non-designated hedges:
Foreign currency forward contracts	Other income (expense)	(113)	154	(20)
Cross-currency interest rate swaps	Other income (expense)	(30)	18	6
Total		$(143)	$172	$(14)
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation in our consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements, inclusive of accrued interest (in millions):

	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts Not Offset in the Balance Sheet	Net
December 31, 2025
Derivative assets	$267	$—	$267	$(80)	$187
Derivative liabilities	241	—	241	(80)	161

December 31, 2024
Derivative assets	$605	$—	$605	$(75)	$530
Derivative liabilities	79	—	79	(75)	4
8.     Fair Value Measurements
We perform fair value measurements in accordance with ASC 820, Fair Value Measurement, which establishes three levels of inputs that we use to measure fair value:
•Level 1: quoted prices in active markets for identical assets or liabilities.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The fair values of certain financial assets and liabilities as of December 31 were as follows (in millions):

	2025				2024
	Fair Value	Fair Value Measurement Using			Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$1,333	$1,333	$—	$—	$2,401	$2,401	$—	$—
Time deposits (2)	1,271	—	1,271	—	642	115	527	—
U.S. government securities (3)	256	—	256	—	—	—	—	—
Loan receivable (4)	351	—	—	351	280	—	—	280
Derivative instruments (5)	255	—	255	—	591	—	591	—
Total	$3,466	$1,333	$1,782	$351	$3,914	$2,516	$1,118	$280
Liabilities:
Derivative instruments (5)	$229	$—	$229	$—	$72	$—	$72	$—
Mortgage and loans payable (6)	706	—	706	—	654	—	654	—
Senior notes (6)	17,297	16,847	450	—	13,342	12,851	491	—
Total	$18,232	$16,847	$1,385	$—	$14,068	$12,851	$1,217	$—

(1)Instruments are included within cash and cash equivalents in the consolidated balance sheets, and are measured at fair value.
(2)Instruments are included within cash and cash equivalents and short-term investments in the consolidated balance sheets, and are measured at amortized cost.
(3)Instruments are included within short-term investments in the consolidated balance sheets, and are measured at amortized cost. All of our U.S. government securities are held to maturity and mature within one year. As of December 31, 2025, no allowance for credit losses was recorded for these securities and there are insignificant unrecognized gains and losses.
(4)Instrument is included within other assets in the consolidated balance sheets, and is measured at amortized cost. Refer to Note 15.
(5)Instruments are included within other current assets, other assets, other current liabilities and other liabilities in the consolidated balance sheets, and are measured at fair value. Refer to Note 7.
(6)Include current and non-current portions and are measured at amortized cost. Refer to Note 10.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
9.    Leases
Significant Lease Transactions
The following table summarizes significant lease transactions during the year ended December 31, 2025 (in millions):

				Net Incremental (2)
Lease	Quarter	Transaction	Lease Classification	ROU assets	Lease liabilities
Tokyo 98/99 ("TY98/99") new data center lease	Q4	New lease with a 7-year term (1)	Finance Lease	$100	$100

(1)    The lease has a maximum term of 21 years with termination options on the seventh and fourteenth anniversaries. As of December 31, 2025, we are reasonably certain to exercise the termination option on the seventh anniversary.
(2)    The net incremental amounts represent the adjustments to the right-of-use ("ROU") assets and liabilities recorded during the quarter that the transactions were entered.
Lease Expenses
The components of lease expenses were as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Finance lease cost
Amortization of right-of-use assets (1)	$189	$181	$167
Interest on lease liabilities	121	113	113
Total finance lease cost	310	294	280

Operating lease cost	238	229	243
Variable lease cost	89	79	62
Total lease cost	$637	$602	$585

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other Information
Other information related to leases is presented in the following tables (in millions):

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$116	$109	$110
Operating cash flows from operating leases	233	231	231
Financing cash flows from finance leases	155	140	149

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$236	$213	$209
Operating leases	89	194	211

	As of December 31,
	2025	2024
Weighted-average remaining lease term - finance leases (2)	13 years	14 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	5%	5%
Finance lease right-of-use assets (3)	$2,277	$2,158

(1)    Represents all non-cash changes in right-of-use assets.
(2)    Includes lease renewal options that are reasonably certain to be exercised.
(3)    As of December 31, 2025 and 2024, we recorded accumulated amortization of finance lease right-of-use assets of $1.1 billion and $964 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the consolidated balance sheets.
Maturities of Lease Liabilities
The maturities of our lease liabilities as of December 31, 2025 are as follows (in millions):

Year ended December 31,	Operating Leases	Finance Leases	Total
2026	220	280	500
2027	217	292	509
2028	184	281	465
2029	154	273	427
2030	144	258	402
Thereafter	1,077	1,962	3,039
Total lease payments	1,996	3,346	5,342
Less imputed interest	(537)	(991)	(1,528)
Total	$1,459	$2,355	$3,814
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of December 31, 2025. These leases are expected to commence between 2026 and 2029, with lease terms of 2 to 99 years and total lease commitments of approximately $600 million.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
10.    Debt Facilities
Mortgage and Loans Payable
As of December 31, 2025 and 2024, our mortgage and loans payable balance consisted of the following (in millions):

	2025	2024
Term loans	$673	$628
Mortgage payable and other loans payable	30	21
	703	649
Less current portion	(17)	(5)
	$686	$644
Senior Credit Facility
In 2022, we entered into a credit agreement with a group of lenders for a senior unsecured credit facility, comprised of a $4.0 billion senior unsecured multicurrency revolving credit facility (the "2022 Revolving Facility") and a £500 million senior unsecured term loan facility (the "2022 Term Loan Facility").
As of December 31, 2025, we had 37 irrevocable letters of credit totaling $31 million issued and outstanding under the 2022 Revolving Facility, with approximately $4.0 billion remaining available to borrow under the 2022 Revolving Facility. As of December 31, 2025 and December 31, 2024, unamortized debt issuance costs for the 2022 Revolving Facility of $2 million and $3 million, respectively, were presented in other assets in the consolidated balance sheets.
As of December 31, 2025 and 2024, the total amounts outstanding under the 2022 Term Loan Facility, net of debt issuance costs, were $673 million and $625 million, respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Senior Notes
Our senior notes balance consisted of the following as of December 31 (in millions):

			2025		2024
Senior Notes	Issuance Date	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
1.250% Senior Notes due 2025	June 2020	July 2025	$—	—%	$500	1.46%
1.000% Senior Notes due 2025	October 2020	September 2025	—	—%	700	1.18%
1.450% Senior Notes due 2026	May 2021	May 2026	700	1.64%	700	1.64%
2.900% Senior Notes due 2026	November 2019	November 2026	600	3.04%	600	3.04%
0.250% Euro Senior Notes due 2027	March 2021	March 2027	587	0.45%	518	0.45%
1.800% Senior Notes due 2027	June 2020	July 2027	500	1.96%	500	1.96%
1.550% Senior Notes due 2028	October 2020	March 2028	650	1.67%	650	1.67%
2.000% Senior Notes due 2028	May 2021	May 2028	400	2.21%	400	2.21%
2.875% Swiss Franc Senior Notes due 2028	September 2023	September 2028	378	3.05%	331	3.05%
3.250% Euro Senior Notes due 2029	May 2025	May 2029	881	3.45%	—	—%
1.558% Swiss Franc Senior Notes due 2029	September 2024	September 2029	126	1.79%	110	1.79%
3.200% Senior Notes due 2029	November 2019	November 2029	1,200	3.30%	1,200	3.30%
3.500% Singapore Dollar Senior Notes due 2030	March 2025	March 2030	389	3.67%	—	—%
2.150% Senior Notes due 2030	June 2020	July 2030	1,100	2.27%	1,100	2.27%
4.600% Senior Notes due 2030	November 2025	November 2030	1,250	4.81%	—	—%
3.250% Euro Senior Notes due 2031	November 2024	March 2031	763	3.46%	673	3.46%
2.500% Senior Notes due 2031	May 2021	May 2031	1,000	2.65%	1,000	2.65%
3.900% Senior Notes due 2032	April 2022	April 2032	1,200	4.07%	1,200	4.07%
2.900% Singapore Dollar Senior Notes due 2032	August 2025	September 2032	505	3.01%	—	—%
4.000% Canadian Dollar Senior Notes due 2032	November 2025	November 2032	510	4.29%	—	—%
1.000% Euro Senior Notes due 2033	March 2021	March 2033	705	1.18%	622	1.18%
3.650% Euro Senior Notes due 2033	September 2024	September 2033	705	3.78%	622	3.78%
4.000% Euro Senior Notes due 2034	May 2025	May 2034	881	4.17%	—	—%
5.500% Senior Notes due 2034	May 2024	June 2034	750	5.74%	750	5.74%
3.625% Euro Senior Notes due 2034	November 2024	November 2034	587	3.75%	518	3.75%
2.000% Japanese Yen Series A Notes due 2035	March 2023	March 2035	240	2.07%	239	2.07%
2.130% Japanese Yen Series C Notes due 2035	March 2023	March 2035	94	2.20%	94	2.20%
2.370% Japanese Yen Series B Notes due 2043	March 2023	March 2043	65	2.42%	65	2.42%
2.570% Japanese Yen Series D Notes due 2043	March 2023	March 2043	29	2.62%	29	2.62%
2.570% Japanese Yen Series E Notes due 2043	February 2023	March 2043	64	2.62%	64	2.62%
3.000% Senior Notes due 2050	June 2020	July 2050	500	3.09%	500	3.09%
2.950% Senior Notes due 2051	October 2020	September 2051	500	3.00%	500	3.00%
3.400% Senior Notes due 2052	May 2021	February 2052	500	3.50%	500	3.50%
			18,359		14,685
Less amount representing unamortized debt discounts and debt issuance costs			(150)		(123)
			18,209		14,562
Less current portion			(1,299)		(1,199)
			$16,910		$13,363
3.500% Singapore Dollar Senior Notes due 2030
On March 13, 2025, we issued SGD500 million, or approximately $370 million at the exchange rate in effect on that date, aggregate principal amount of 3.500% senior notes due March 15, 2030 (the "2030 SGD Notes"). Interest on the notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. Total debt issuance costs related to the 2030 SGD Notes were $3 million.
3.250% Euro Senior Notes due 2029 and 4.000% Euro Senior Notes due 2034
On May 19, 2025, we issued €750 million, or approximately $851 million at the exchange rate in effect on that date, aggregate principal amount of 3.250% senior notes due May 19, 2029 (the "2029 Euro Notes") and €750 million, or approximately $851 million at the exchange rate in effect on that date, aggregate principal amount

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
of 4.000% senior notes due May 19, 2034 (the "2034 Euro Notes"). Interest on the 2029 Euro Notes and the 2034 Euro Notes is payable annually in arrears on May 19 of each year, commencing on May 19, 2026. Total debt discounts and debt issuance costs related to the 2029 and 2034 Euro Notes were $6 million and $11 million, respectively.
2.900% Singapore Dollar Senior Notes due 2032
On August 21, 2025, we issued SGD650 million, or approximately $500 million at the exchange rate in effect on that date, aggregate principal amount of 2.900% senior notes due September 15, 2032 (the "2032 SGD Notes"). Interest on the notes is payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026. Total debt discounts and debt issuance costs related to the 2032 SGD Notes were $3 million.
4.600% Senior Notes due 2030
On November 13, 2025, we issued $1.3 billion aggregate principal amount of 4.600% senior notes due November 15, 2030 (the "2030 Notes"). Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2026. Total debt discount and debt issuance costs related to the 2030 Notes were $11 million.
4.000% Canadian Dollar Senior Notes due 2032
On November 24, 2025, we issued CAD700 million, or approximately $499 million at the exchange rate in effect on that date, aggregate principal amount of 4.000% senior notes due November 15, 2032 (the "2032 CAD Notes"). Interest on the notes is payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2026. Total debt discount and debt issuance costs related to the 2032 CAD Notes were $9 million.
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
As of December 31, 2025, we are in compliance with all covenants. Subject to compliance with the limitations described above, we may issue an unlimited principal amount of additional notes at later dates under the same indenture as the senior notes.
We are not required to make any mandatory redemption with respect to the senior notes; except upon the event of a change in control, when we may be required to offer to purchase the senior notes.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes Description	First Par Call Date
1.450% Senior Notes due 2026	April 15, 2026
2.900% Senior Notes due 2026	September 18, 2026
0.250% Euro Senior Notes due 2027	January 15, 2027
1.800% Senior Notes due 2027	May 15, 2027
1.550% Senior Notes due 2028	January 15, 2028
2.000% Senior Notes due 2028	March 15, 2028
2.875% Swiss Franc Senior Notes due 2028	June 12, 2028
3.250% Euro Senior Notes due 2029	April 19, 2029
1.558% Swiss Franc Senior Notes due 2029	June 4, 2029
3.200% Senior Notes due 2029	August 18, 2029
3.500% Singapore Dollar Senior Notes due 2030	February 15, 2030
2.150% Senior Notes due 2030	April 15, 2030
4.600% Senior Notes due 2030	October 15, 2030
3.250% Euro Senior Notes due 2031	January 15, 2031
2.500% Senior Notes due 2031	February 15, 2031
3.900% Senior Notes due 2032	January 15, 2032
2.900% Singapore Dollar Senior Notes due 2032	July 15, 2032
4.000% Canadian Dollar Senior Notes due 2032	September 15, 2032
1.000% Euro Senior Notes due 2033	December 15, 2032
3.650% Euro Senior Notes due 2033	June 3, 2033
4.000% Euro Senior Notes due 2034	February 19, 2034
5.500% Senior Notes due 2034	March 15, 2034
3.625% Euro Senior Notes due 2034	August 22, 2034
2.000% Japanese Yen Series A Notes due 2035	March 8, 2035
2.130% Japanese Yen Series C Notes due 2035	March 8, 2035
2.370% Japanese Yen Series B Notes due 2043	March 8, 2043
2.570% Japanese Yen Series D Notes due 2043	March 8, 2043
2.570% Japanese Yen Series E Notes due 2043	March 8, 2043
3.000% Senior Notes due 2050	January 15, 2050
2.950% Senior Notes due 2051	March 15, 2051
3.400% Senior Notes due 2052	August 15, 2051
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of December 31, 2025 (in millions):

Years ending:
2026	1,317
2027	1,764
2028	1,433
2029	2,211
2030	2,739
Thereafter	9,598
$19,062

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the years ended December 31 (in millions):

	2025	2024	2023
Interest expense	$527	$457	$402
Interest capitalized	79	36	26
Interest charges incurred	$606	$493	$428
11.    Stockholders' Equity
Our authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2025 and 2024, we had no preferred stock issued and outstanding.
Common Stock
In November 2022, we established a program, under which we may, from time to time, offer and sell on a spot or forward basis up to an aggregate of $1.5 billion of our common stock to or through sales agents in "at the market" transactions (the "2022 ATM Program"). The 2022 ATM Program was fully utilized by the end of the third quarter of 2024.
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
Forward sale activity under the 2022 and 2024 ATM Programs is summarized as follows ($ in millions except per share data; shares in thousands):

	Contractual Maturity Dates	Execution Date	Number of Shares (1)	Weighted Average Price per Share (2)	Settlement Value (2)
Outstanding, December 31, 2023	November 2024		643	$776.23	$499
Forward Sale Shares Physically Settled	November 2024 to December 2024	September 2024	(643)	790.41	509
Outstanding, December 31, 2024			—	—	—
Outstanding, December 31, 2025			—	$—	$—

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
During the year ended December 31, 2025, we sold 107,493 shares on a spot basis under the 2024 ATM Program for approximately $99 million, net of commissions and other offering expenses.
As of December 31, 2025, we had approximately $1.2 billion of common stock available for sale under the 2024 ATM Program.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of December 31, 2025, we had reserved the following authorized, but unissued shares of common stock for future issuances (in thousands):

Common stock options and restricted stock units	5,899
Common stock employee purchase plans	2,058
Total	7,957
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
Under the terms of the shareholders’ agreement, the investor may put its 25% ownership stake in the entity to us for a maximum exercise price of $25 million, subject to certain contingent conditions. Accordingly, we present the investor’s contingently redeemable non-controlling interest ("NCI") outside of permanent equity at the higher of its maximum redemption amount of $25 million and its balance after attribution of gains and losses in the consolidated balance sheets. There were no changes in the carrying value of the redeemable NCI for the year ended December 31, 2025.
The following table presents the assets and liabilities of the Indonesian VIE, which were included in other assets and other liabilities on the consolidated balance sheets as of December 31 (in millions):

Balance Sheet	2025	2024
Cash and cash equivalents	$12	$16
Property, plant and equipment, net	65	25
Other	11	5
Total assets	$88	$46

Finance lease liabilities	$24	$—
Other	12	5
Total liabilities	$36	$5
The losses from the Indonesian VIE were $8 million for the year ended December 31, 2025 and insignificant for the year ended 2024.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in millions):

	December 31, 2022	Net Change	December 31, 2023	Net Change	December 31, 2024	Net Change	December 31, 2025
Foreign CTA gain (loss)	$(1,838)	$250	$(1,588)	$(772)	$(2,360)	$753	$(1,607)
Net investment hedge CTA gain (loss) (1)	416	(132)	284	295	579	(322)	257
Unrealized gain (loss) on cash flow hedges (1)	34	(19)	15	32	47	(55)	(8)
Net actuarial loss on defined benefit plans (2)	(1)	—	(1)	—	(1)	—	(1)
	$(1,389)	$99	$(1,290)	$(445)	$(1,735)	$376	$(1,359)

(1)Refer to Note 7 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plans are mandated by law. We do not have any defined benefit plans in any other countries.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Changes in foreign currencies can have a significant impact to our consolidated balance sheets (as evidenced above in our cumulative foreign currency translation loss), as well as our consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of December 31, 2025, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2024. Because of this, the U.S. dollar had an overall favorable impact on our consolidated financial position because the foreign denominations translated into more U.S. dollars as evidenced by a decrease in foreign currency translation loss for the year ended December 31, 2025 as reflected in the above table. The volatility of the U.S. dollar as compared to the other currencies in which we operate could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods.
Dividends
During the years ended December 31, 2025, 2024 and 2023, our Board of Directors declared quarterly dividends whose treatment for federal income tax purposes were as follows:

Declaration Date	Record Date	Payment Date	Total Distribution (1)	Nonqualified Ordinary Dividend (2)	Total Distribution Amount
			(per share)		(in millions)
Fiscal 2025
2/12/2025	2/26/2025	3/19/2025	$4.69	$4.69	$457
4/30/2025	5/21/2025	6/18/2025	4.69	4.69	459
7/30/2025	8/20/2025	9/17/2025	4.69	4.69	459
10/29/2025	11/19/2025	12/17/2025	4.69	4.69	460
Total			$18.76	$18.76	$1,835

Fiscal 2024
2/14/2024	2/28/2024	3/20/2024	$4.26	$4.26	$402
5/8/2024	5/22/2024	6/19/2024	4.26	4.26	405
8/7/2024	8/21/2024	9/18/2024	4.26	4.26	405
10/30/2024	11/13/2024	12/11/2024	4.26	4.26	412
Total			$17.04	$17.04	$1,624

Fiscal 2023
2/15/2023	3/7/2023	3/22/2023	$3.41	$3.41	$319
5/3/2023	5/24/2023	6/21/2023	3.41	3.41	319
8/2/2023	8/23/2023	9/20/2023	3.41	3.41	319
10/25/2023	11/15/2023	12/13/2023	4.26	4.26	402
Total			$14.49	$14.49	$1,359

(1)Common stock dividends are characterized for federal income tax purposes as nonqualified ordinary dividend, qualified ordinary dividend, capital gains or return of capital. During the years ended December 31, 2025, 2024 and 2023, we did not classify any portion of the distributions as qualified ordinary dividend, capital gains or return of capital.
(2)All nonqualified ordinary dividends are eligible for the 20% deduction generally allowable to non-corporate shareholders under Internal Revenue Code Section 199A.
In addition, as of December 31, 2025, we recorded a short-term dividend payable of $18 million and a long-term dividend payable of $14 million related to RSUs that have not yet vested. As of December 31, 2024, we recorded a short-term dividend payable of $16 million and a long-term dividend payable of $13 million related to RSUs that had not yet vested.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12.    Stock-Based Compensation
Equity Compensation Plans
As of December 31, 2025, our equity compensation plans included:
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
•2020 Equity Incentive Plan: In 2020, both our Board of Directors and our stockholders approved the 2020 Equity Incentive Plan, which provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, RSAs, RSUs, other stock-based incentive awards, dividend equivalents, and cash-based incentive awards. The 2020 Equity Incentive Plan's awards may be granted to employees, non-employee members of the Board and consultants. Equity awards granted under the 2020 Equity Incentive Plan generally vest over four years. In 2025, both our Board of Directors and our stockholders approved an amendment to the 2020 Equity Incentive Plan, which increased the maximum number of shares of our common stock available for issuance under the 2020 Equity Incentive Plan by 3.3 million shares.
The Equity compensation plans are administered by the Compensation Committee, which may terminate or amend these plans, with approval of the stockholders as may be required by applicable law, at any time. As of December 31, 2025, shares reserved and available for issuance under the equity compensation plans were as follows (in thousands):

	Shares reserved	Shares available for grant
2004 Purchase Plan	5,392	2,058
2020 Equity Incentive Plan	5,899	4,488
Employee Stock Purchase Plan
We provide the following disclosures for the 2004 Purchase Plan as of December 31 (shares in thousands):

	2025	2024	2023
Weighted-average purchase price per share	$679.57	$626.35	$572.59
Weighted-average grant date fair value per award for shares purchased	$220.49	$204.93	$206.83
Number of shares purchased	139	148	152
We use the Black-Scholes option-pricing model to determine the fair value of shares under the 2004 Purchase Plan with the following assumptions during the years ended December 31:

	2025	2024	2023
Range of dividend yield	2.07% - 2.14%	1.98% - 2.10%	1.69% - 1.78%
Range of risk-free interest rate	3.73% - 4.35%	3.89% - 5.27%	4.57% - 5.30%
Range of expected volatility	20.52% - 32.67%	21.31% - 29.82%	26.02% - 34.93%
Weighted-average expected volatility	26.59%	26.88%	30.48%
Weighted-average expected life (in years)	1.62	1.17	1.06

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

	Number of Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in millions)
RSUs outstanding, December 31, 2022	1,446	$641.51
RSUs granted	991	699.07
RSUs released, vested	(681)	644.90
RSUs canceled	(204)	640.68
RSUs outstanding, December 31, 2023	1,552	676.89
RSUs granted	842	884.10
RSUs released, vested	(688)	714.66
RSUs canceled	(274)	738.15
RSUs outstanding, December 31, 2024	1,432	768.84
RSUs granted	878	825.22
RSUs released, vested	(691)	765.22
RSUs canceled	(207)	769.56
RSUs outstanding, December 31, 2025	1,412	$805.59	1.27	$1,081

(1)The intrinsic value is calculated based on the closing market value of the stock as of December 31, 2025.
The total fair value of RSUs vested and released during the years ended December 31, 2025, 2024 and 2023 was $585 million, $594 million and $498 million, respectively.
Stock-Based Compensation Expense
The following table presents, by operating expense, our stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31 (in millions):

	2025	2024	2023
Cost of revenues	$61	$58	$48
Sales and marketing	96	94	86
General and administrative	341	310	273
Total	$498	$462	$407
Our stock-based compensation expense recognized in the consolidated statements of operations was comprised of the following types of equity awards for the years ended December 31 (in millions):

	2025	2024	2023
RSUs	$471	$438	$387
RSAs	—	—	2
Employee stock purchase plan	27	24	18
Total	$498	$462	$407
During the years ended December 31, 2025, 2024 and 2023, we capitalized $69 million, $77 million and $60 million, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of December 31, 2025, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $909 million, which is expected to be recognized over a weighted-average period of 2.25 years.
13.    Income Taxes
Income before income taxes is attributable to the following geographic locations for the years ended December 31 (in millions):

	2025	2024	2023
Domestic	$380	$147	$278
Foreign	1,128	828	846
Income before income taxes	$1,508	$975	$1,124
The tax expenses for income taxes consisted of the following components for the years ended December 31 (in millions):

	2025	2024	2023
Current:
Federal	$(6)	$1	$—
State and local	(2)	(3)	—
Foreign	(208)	(189)	(150)
Subtotal	(216)	(191)	(150)
Deferred:
State and local	(1)	2	—
Foreign	57	28	(5)
Subtotal	56	30	(5)
Income tax expense	$(160)	$(161)	$(155)
State and foreign taxes not based on income are included in general and administrative expenses and the aggregate amounts were not significant for the years ended December 31, 2025, 2024 and 2023.
We applied ASU 2023-09 on a prospective basis as discussed in Note 1. Accordingly, the disaggregation of rate reconciliation categories in the table below provide the disclosures required by ASU 2023-09 for the year ended December 31, 2025.
Income tax benefit (expense) for the year ended December 31, 2025 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pre-tax income as a result of the following ($ in millions, except percentages):

	2025
	$	%
Federal tax at statutory rate	$(317)	21.0%
State and local taxes (1)	(3)	0.2%
Non-deductible or non-taxable items:
REIT status/dividends paid deduction (2)	194	(12.9)%
Other	(2)	0.1%
Change in valuation allowance	(4)	0.3%
Foreign tax effects:
Canada	20	(1.3)%
Singapore
Tax rate differential	17	(1.1)%

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other	(8)	0.5%
Other foreign jurisdictions	(53)	3.5%
Change in unrecognized tax benefits	(3)	0.2%
Other adjustments	(1)	0.1%
Total income tax expense	$(160)	10.6%

(1)State taxes in Virginia contributed to the majority of the tax effect in this category.
(2)The REIT status/dividends paid deduction reconciling item reflects that the Company is generally entitled to a deduction for dividends paid and therefore generally is not subject to U.S. federal corporate income tax on taxable income that is distributed; accordingly, certain permanent differences (e.g., nondeductible executive compensation) do not result in incremental federal income tax expense when fully offset through the dividends paid deduction mechanism.
Income tax benefit (expense) for the years ended December 31, 2024 and 2023 differed from the amounts computed by applying the U.S. federal income rate of 21% to pre-tax income as a result of the following (in millions):

	2024	2023
Federal tax at statutory rate	$(205)	$(236)
State and local tax expense	(1)	—
Foreign income tax rate differential	(12)	(14)
Non-deductible expenses	(10)	(6)
Stock-based compensation expense	(8)	(9)
Change in valuation allowance	(72)	(32)
Foreign financing activities	(2)	(4)
Uncertain tax positions reserve	11	21
Tax adjustments related to REIT	130	132
Change in deferred tax adjustments	1	(3)
Effect of tax rate change on deferred tax assets	—	(2)
Other, net	7	(2)
Total income tax expense	$(161)	$(155)
Our accounting policy is to treat any tax on net controlled foreign corporation ("CFC") tested income, or "NCTI" (before January 1, 2026, Global Intangible Low-Taxed Income or GILTI) inclusions as a current period cost included in the tax expense in the year incurred. We estimate the NCTI inclusion provision will result in no material financial statement impact provided we satisfy our REIT distribution requirement with respect to the NCTI inclusions.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The types of temporary differences that give rise to significant portions of our deferred tax assets and liabilities are set out below as of December 31 (in millions):

	2025	2024
Deferred tax assets:
Stock-based compensation expense	$11	$10
Net unrealized losses	26	12
Operating lease liabilities	233	217
Finance lease liabilities	36	—
Deferred revenue	15	11
Loss carryforwards and tax credits	304	253
Others, net	62	25
Gross deferred tax assets	687	528
Valuation allowance	(285)	(277)
Total deferred tax assets, net	402	251
Deferred tax liabilities:
Finance lease liabilities	—	(13)
Property, plant and equipment	(305)	(200)
Right-of-use assets	(235)	(220)
Deferred income	(6)	(5)
Goodwill	(40)	(17)
Intangible assets	(83)	(87)
Total deferred tax liabilities	(669)	(542)
Net deferred tax liabilities	$(267)	$(291)
The tax basis of REIT assets, excluding investments in TRSs, is greater than the amounts reported for such assets in the accompanying consolidated balance sheets by approximately $3.1 billion as of December 31, 2025.
Our accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of our deferred tax assets in each taxing jurisdiction. After considering evidence such as the nature, frequency and severity of current and cumulative financial reporting losses, the sources of future taxable income, taxable income in carryback years permitted by the tax laws and tax planning strategies, we concluded that valuation allowances were required in certain jurisdictions. The operations in most of the jurisdictions for which a valuation allowance has been established have a history of significant losses as of December 31, 2025. As such, we do not believe these operations have established a sustained history of profitability and that a valuation allowance is, therefore, necessary. We also provided a valuation allowance against certain gross deferred tax assets in certain taxing jurisdictions as these deferred tax assets are not expected to be realizable in the foreseeable future.
Changes in the valuation allowance for deferred tax assets for the years ended December 31 are as follows (in millions):

	2025	2024	2023
Beginning balance	$277	$221	$167
Amounts from acquisitions	—	—	10
Amounts recognized into income	(26)	6	(2)
Current increase	26	57	44
Impact of foreign currency exchange	8	(7)	2
Ending balance	$285	$277	$221

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Our net operating loss carryforwards for federal, state and foreign tax purposes which expire, if not utilized, at various intervals from 2026, are outlined below (in millions):

Expiration Date	Federal	State	Foreign	Total (1) (2)
2026	$1	$—	$12	$13
2027 to 2029	1	—	73	74
2030 to 2032	—	1	38	39
2033 to 2035	1	—	69	70
2036 to 2038	2	—	16	18
2039 to 2041	—	21	74	95
Thereafter	194	92	727	1,013
	$199	$114	$1,009	$1,322

(1)In certain jurisdictions, the net operating loss carryforwards can only be used to offset a percentage of taxable income in a given year.
(2)If certain substantial changes in the entity's ownership occur, there may be a limitation on the amount of the carryforwards that can be utilized.
As of December 31, 2025, we had tax credit carryforwards of $7 million, which expire if not utilized, from 2026 to 2031. We also had capital losses of $9 million, which can be carried forward indefinitely.
The beginning and ending balances of our unrecognized tax benefits are reconciled below for the years ended December 31 (in millions):

	2025	2024	2023
Beginning balance	$57	$70	$89
Gross increases related to prior year tax positions	7	—	3
Gross decreases related to prior year tax positions	—	(12)	(17)
Gross increases related to current year tax positions	5	7	5
Decreases resulting from expiration of statute of limitation	(7)	(7)	(10)
Decreases resulting from settlements	—	(1)	—
Ending balance	$62	$57	$70
We recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. We accrued $7 million, $5 million, and $7 million for interest and penalties as of December 31, 2025, 2024 and 2023, respectively.
The unrecognized tax benefits of $62 million as of December 31, 2025, if subsequently recognized, will affect our effective tax rate favorably at the time when such a benefit is recognized.
In general, our income tax returns for the years from 2021 through the current year remain open to examination by federal and state taxing authorities. In addition, our tax years of 2018 through the current year remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which we have major operations.
We applied ASU 2023-09 on a prospective basis as discussed in Note 1. Accordingly, the income taxes paid by jurisdiction (net of refunds received) in the table below provide the disclosures required by ASU 2023-09 for the year ended December 31, 2025 (in millions):

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2025
US federal	$(1)
US states	2
Foreign
Brazil	26
Singapore	68
Japan	23
Australia	23
Netherlands	31
Other	35
Total foreign	206
Total income taxes paid (net of refunds received) (1)	$207

(1)Includes withholding tax expense.
14.    Commitments and Contingencies
Purchase Commitments
As a result of our various IBX data center developments, as of December 31, 2025, we were contractually committed for unaccrued capital expenditures, primarily for real estate purchases, IBX infrastructure equipment not yet delivered and labor not yet provided. We also had numerous other, non-capital purchase commitments in place as of December 31, 2025, such as commitments to purchase power in select locations through 2026 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2026 and thereafter. Certain of our multi-year commitments to purchase power are subject to variable pricing or do not specify a fixed or minimum volume commitment. Due to the indeterminable nature of the spend under these commitments, they are not included in the amounts below.
Total future purchase commitments as of December 31, 2025 are as follows (in millions):

Years ending:
2026	4,912
2027	1,995
2028	575
2029	184
2030	148
Thereafter	597
$8,411
Other Commitments
Please refer to Note 5 for information about our equity method investment commitments and Note 9 for our lease commitments.
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
We are and may continue to be party to certain legal and regulatory proceedings with respect to various matters. We evaluate the likelihood of an unfavorable outcome of all legal and regulatory proceedings to which we are a party. Contingent liabilities are accrued when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and external legal counsel. Loss contingencies are generally recorded in other current liabilities in the consolidated balance sheets and legal costs are expensed as incurred and are recorded in general and administrative expenses in the consolidated statements of operations.
On March 20, 2024, the Company received a subpoena from the U.S. Attorney’s Office for the Northern District of California ("NDCA"). On April 30, 2024, the Company received a subpoena from the Securities and Exchange Commission ("SEC"). Thereafter, the Company responded to additional information requests by the SEC on the same or related issues. On November 19, 2025, the Company received correspondence from the SEC indicating that the agency had concluded its investigation and does not intend to recommend an enforcement action. The Company also does not expect any further related action from the NDCA.
On May 2, 2024, a putative stockholder class action was filed against the Company and certain of our officers in the United States District Court for the Northern District of California. The named plaintiff alleges violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5, and Section 20(a) of the Exchange Act, on the basis that the defendants allegedly made false and misleading statements about our business, results, internal controls, and accounting practices between May 3, 2019 and March 24, 2024. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified damages, attorneys' fees, other expenses and costs. We filed a motion to dismiss the lawsuit on October 10, 2024. The motion was granted in part on January 6, 2025. On July 15, 2025, the parties entered a Stipulation of Settlement to resolve the action. The Court granted preliminary approval of the settlement on September 4, 2025. The Court granted preliminary approval of the settlement on September 4, 2025, and final approval of the settlement on December 19, 2025. The case was dismissed with prejudice on December 19, 2025, and the settlement was covered entirely by our insurance.
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
On August 6, 2025, certain of the Company's current and former directors and officers were named as defendants in an additional shareholder derivative lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware. The lawsuit makes generally the same types of allegations and seeks the same types of relief as the derivative lawsuits above, and makes additional allegations

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
that certain directors' and officers' alleged knowledge of the purported misconduct constituted insider trading. We filed a motion to dismiss the lawsuit on October 20, 2025, which remains pending with the Court.
These matters are subject to uncertainties, and we cannot predict the outcome, nor reasonably estimate a range of loss or penalties, if any, relating to these matters prior to resolution.
In the opinion of management, there are no other pending claims for which the outcome is expected to result in a material adverse effect in the financial position, results of operations or cash flows.
Employment Agreements
We have entered into a severance agreement with certain of our executive officers that provides for a severance payment equal to 100% of the executive officer's annual base salary and target bonus in the event his or her employment is terminated for any reason other than cause or he or she voluntarily resigns under certain circumstances as described in the agreement, or 200% of the executive officer's annual base salary and target bonus in the event this occurs after a change-in-control of our company. For certain other executive officers, these benefits are only triggered after a change-in-control of our company, in which case the officer is entitled to 200% of the executive officer's annual base salary and maximum bonus. In addition, under these agreements, the executive officer is entitled to the payment of his or her monthly health care premiums under the Consolidated Omnibus Budget Reconciliation Act for up to 24 months.
In February 2026, certain executives became participants under a uniform Executive Severance Plan with similar benefits in lieu of individual agreements.
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2025.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection with matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of December 31, 2025.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of December 31, 2025.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. While we have purchased insurance that could limit our exposure, our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of December 31, 2025.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into a credit facility agreement with a group of lenders under which it could borrow up to approximately $1.1 billion in total at the exchange rate in effect on December 31, 2025, with such facility maturing in 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with a guarantee covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under the credit facility, up to a limit of $235 million in total at the exchange rate in effect on December 31, 2025. As of December 31, 2025, the maximum potential amount of our future payments under this guarantee was approximately $41 million at the exchange rates in effect on that date. We and our co-investor entered into an ancillary agreement to allocate funding under the credit facility agreement for use by our AMER 1 Joint Venture. As of December 31, 2025, $11 million of the guarantee related to the AMER 1 Joint Venture. Our estimated fair value of this guarantee is minimal as the likelihood of making a payout under the guarantee is remote.
15.    Related Party Transactions
Joint Venture Related Party Transactions
Concurrent with the closing of the AMER 2 Joint Venture, we entered into a loan agreement (the "AMER 2 Loan") with the AMER 2 Joint Venture, as a lender, with a maximum commitment of $392 million and a maturity date of April 10, 2028. We received an upfront fee of $4 million in connection with the origination of the loan, and earn interest at a contractual rate of 10% per annum on the drawn portion plus an unused commitment fee of 0.75% per annum on the undrawn portion, each payable quarterly. The term of the loan may be extended at the option of the borrower for one additional year subject to an extension fee. The AMER 2 Loan is secured by the assets of the AMER 2 Joint Venture, including the SV12x data center site. The equity partners of the AMER 2 Joint Venture have provided limited guarantees in connection with the AMER 2 Loan, which require payments to the lender proportionately upon certain occurrences, such as a shortfall in capital necessary to complete construction or to make interest payments. Additionally, the equity partners may be liable for repayment of up to the entire debt balance upon the occurrence of certain adverse acts such as a non-permitted transfer of the SV12x data center site. The AMER 2 Loan was negotiated at arm's length. We have assessed the credit risk associated with the AMER 2 Loan to be low and the allowance for credit loss as of December 31, 2025 is insignificant. The maximum amount of credit loss we are exposed to is the outstanding principal, plus accrued interest and unused commitment fees. As of December 31, 2025, the total amount outstanding under the AMER 2 Loan, net of the unamortized upfront fee, was $328 million. Additional amounts may be drawn down by the borrower periodically as needed for the continuation of development and other working capital needs.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the income and expenses from these arrangements with the Joint Ventures in our consolidated statements of operations (in millions):

		Years Ended December 31,
Related Party	Nature of Transaction	2025	2024	2023
EMEA 1 Joint Venture	Income (1)	$31	$27	$29
EMEA 1 Joint Venture	Expenses (2)	17	16	18
VIE Joint Ventures	Income (3)	151	257	107
VIE Joint Ventures	Expenses (4)	13	4	—

(1)Primarily consists of revenues related to service arrangements as described above.
(2)Primarily consists of rent expenses for a sub-lease agreement with the EMEA 1 Joint Venture for a London data center with a remaining lease term of approximately 14-years as of December 31, 2025.
(3)Primarily consists of revenues related to service arrangements as described above and also includes interest income earned on the AMER 2 Loan for the year ended December 31, 2025 and 2024 of $32 million and $17 million.
(4)Primarily consists of rent expenses for lease arrangements with the VIE Joint Ventures.
We have also sold certain data center facilities to our Joint Ventures and recognized gains or losses on asset sales as described in Note 5.
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our consolidated balance sheets (in millions):

	EMEA 1 Joint Venture		VIE Joint Ventures
	As of December 31,		As of December 31,
Balance Sheet	2025	2024	2025	2024
Accounts receivable, net	$10	$4	$20	$50
Other current assets (1)	3	19	55	128
Property, plant and equipment, net (2)	144	145	162	74
Operating lease right-of-use assets	2	2	30	2
Other assets (3)	7	—	344	302
Other current liabilities	10	5	7	10
Finance lease liabilities	118	164	169	78
Operating lease liabilities	2	2	27	2
Other liabilities (4)	13	48	11	11

(1)The balance primarily relates to contract assets and other receivables.
(2)The balance relates to finance lease right-of-use assets. As of December 31, 2025, the weighted-average lease terms for the finance leases with the EMEA 1 Joint Venture and the VIE Joint Ventures were 14 years and 8 years, respectively.
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
Other Related Party Transactions
We have several significant stockholders and other related parties that are also customers and/or vendors. Our other related party transaction activity was as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Revenues	$116	$218	$310
Costs and services	9	18	38

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2025	2024
Accounts receivable, net	$12	$15
Accounts payable	—	4
16.    Restructuring and Other Exit Activities
Q4 2024 Restructuring Plan
In the fourth quarter of 2024, we initiated a restructuring plan to realign the organization and enable further investment in key priority areas (the "Q4 2024 Restructuring Plan"). We incurred total restructuring and other exit charges of $6 million and $27 million, respectively, under this plan, primarily related to severance and other employee costs, during the years ended December 31, 2025 and 2024. The activities under the Q4 2024 Restructuring Plan were completed by March 31, 2025 with no further costs expected to be incurred.
Equinix Metal Wind Down
In the fourth quarter of 2024, we announced the decision to make Equinix Metal no longer commercially available as a product and to wind down operations that support this product by June 2026 (the "Equinix Metal Wind Down"). We incurred total restructuring and other exit charges of $6 million and $4 million, respectively, during the year ended December 31, 2025 and 2024. We expect incremental costs incurred under the Equinix Metal Wind Down to be insignificant and we expect all activities under this initiative to be completed by the end of the fourth quarter of 2026. The actual amounts and timing of incremental costs and cash payments may differ from these estimates should we make further decisions which impact the execution of these activities.
The following table summarizes the activity in accrued restructuring and other exit charges, included in other current liabilities in our consolidated balance sheets, for the years ended December 31, 2025 and 2024 (in millions):

	Q4 2024 Restructuring Plan	Equinix Metal Wind Down	Other	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Charges (1)	24	4	—	28
Cash payments	(11)	(2)	—	(13)
Balance as of December 31, 2024	13	2	—	15
Charges	6	6	21	33
Cash payments	(19)	(8)	(12)	(39)
Balance as of December 31, 2025	$—	$—	$9	$9

(1)Excludes insignificant stock-based compensation expense which represents non-cash transactions.
No restructuring and other exit charges were incurred during the year ended December 31, 2023.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
18.    Segment Information
While we have one primary line of business, which is the design, build-out and operation of IBX data centers, we have determined that we have three reportable segments comprised of our Americas, EMEA and Asia-Pacific geographic regions. Each of our three reportable segments are managed by regional presidents and require unique strategies due to the varying microeconomic and macroeconomic conditions within each region. Our chief executive officer is our chief operating decision maker and evaluates performance, makes operating decisions and allocates resources primarily based on our revenues and adjusted EBITDA, both on a consolidated basis and for these three reportable segments. Intercompany transactions between segments are excluded for management reporting purposes. Revenues are attributed to countries based on the geographic location of the entity that enters into the contract.
We define adjusted EBITDA, our measure of segment profit or loss, as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring and other exit charges, impairment charges, transaction costs and gain or loss on asset sales. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies, except that segment expenses exclude depreciation, amortization and accretion expense and stock-based compensation expense, consistent with the definition of adjusted EBITDA.
The following tables present segment information, including revenue information disaggregated by product lines and segment adjusted EBITDA, and a reconciliation to total consolidated income before income taxes (in millions):

	Year Ended December 31, 2025
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$2,683	$2,346	$1,446	$6,475
Interconnection	944	385	326	1,655
Managed infrastructure	245	152	69	466
Other (1)	17	110	16	143
Recurring revenues	3,889	2,993	1,857	8,739
Non-recurring revenues	222	137	119	478
Total revenues (2)	4,111	3,130	1,976	9,217
Less:
Segment cost of revenues	1,179	1,155	625	2,959
Other segment items (3)	1,042	414	272	1,728
Segment adjusted EBITDA	$1,890	$1,561	$1,079	$4,530
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(2,066)
Stock-based compensation expense				(498)

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Transaction costs	(18)
Restructuring and other exit charges	(33)
Impairment charges	(68)
Gain (loss) on asset sales	1
Interest income	193
Interest expense	(527)
Other income (expense)	(7)
Gain (loss) on debt extinguishment	1
Income before income taxes	$1,508

(1)    Includes some leasing and hedging activities.
(2)    Total revenues attributed to the U.S. were $3.6 billion. There was no other country from which we derived revenues that exceeded 10% of our total revenues and no single customer accounted for 10% or greater of our accounts receivable or revenues as at or for the year ended December 31, 2025.
(3)    Other segment items for each reportable segment are comprised of general and administrative and sales and marketing expenses, excluding stock-based compensation expense and depreciation, amortization and accretion expense.

	Year Ended December 31, 2024
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$2,474	$2,235	$1,349	$6,058
Interconnection	885	340	294	1,519
Managed infrastructure	261	138	68	467
Other (1)	27	99	14	140
Recurring revenues	3,647	2,812	1,725	8,184
Non-recurring revenues	215	155	194	564
Total revenues (2)	3,862	2,967	1,919	8,748
Less:
Segment cost of revenues	1,158	1,190	635	2,983
Other segment items (3)	995	399	274	1,668
Segment adjusted EBITDA	$1,709	$1,378	$1,010	$4,097
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(2,011)
Stock-based compensation expense				(462)
Transaction costs				(50)
Restructuring and other exit charges				(31)
Impairment charges				(233)
Gain (loss) on asset sales				18
Interest income				137
Interest expense				(457)
Other income (expense)				(17)
Gain (loss) on debt extinguishment				(16)
Income before income taxes				$975

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Year Ended December 31, 2023
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$2,364	$2,112	$1,289	$5,765
Interconnection	821	308	266	1,395
Managed infrastructure	250	130	72	452
Other (1)	22	98	13	133
Recurring revenues	3,457	2,648	1,640	7,745
Non-recurring revenues	160	190	93	443
Total revenues (2)	3,617	2,838	1,733	8,188
Less:
Segment cost of revenues	1,047	1,199	624	2,870
Other segment items (3)	956	388	272	1,616
Segment adjusted EBITDA	$1,614	$1,251	$837	$3,702
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(1,844)
Stock-based compensation expense				(407)
Transaction costs				(13)
Gain (loss) on asset sales				5
Interest income				94
Interest expense				(402)
Other income (expense)				(11)
Income before income taxes				$1,124

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We provide the following additional segment disclosures for the years ended December 31 (in millions):

	2025	2024	2023
Depreciation and amortization:
Americas	$1,137	$1,119	$1,001
EMEA	538	530	501
Asia-Pacific	375	360	343
Total	$2,050	$2,009	$1,845

Capital expenditures:
Americas	$2,743	$1,838	$1,627
EMEA	1,027	808	717
Asia-Pacific	541	420	437
Total	$4,311	$3,066	$2,781
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, were located in the following geographic regions as of December 31 (in millions):

	Property, plant and equipment, net		Operating lease right-of-use assets
	2025	2024	2025	2024
Americas (1)	$10,840	$9,193	$340	$389
EMEA	8,314	6,405	449	398
Asia-Pacific	4,430	3,651	603	632
Total	$23,584	$19,249	$1,392	$1,419

(1)Property, plant and equipment, net of $8.5 billion and $7.2 billion and operating lease right-of-use assets of $322 million and $368 million were located in the U.S. as of December 31, 2025 and 2024, respectively.
19.    Subsequent Events
Declaration of dividends
On February 11, 2026, we declared a quarterly cash dividend of $5.16 per share, which is payable on March 18, 2026 to our common stockholders of record as of the close of business on February 25, 2026.
AMER 3 Joint Venture
On January 13, 2026, we sold the assets and liabilities of the Hampton data center campus ("Hampton") located in the greater Atlanta metro area to the AMER 3 Joint Venture for an estimated purchase price of $470 million, subject to adjustments. In connection with the sale, we contributed $146 million in cash to various entities within the AMER 3 Joint Venture structure consistent with our total 25% economic interest in the joint venture.

EQUINIX, INC.
Schedule III - Schedule of Real Estate and Accumulated Depreciation
As of December 31, 2025
(in millions)

		Initial Costs to Company (1)		Costs Capitalized Subsequent to Acquisition or Lease (2)		Total Costs
	Encumbrances	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Accumulated Depreciation (4)	Date of Acquisition or Lease (5)
Americas:
Brazil	$—	$21	$156	$12	$601	$33	$757	$(279)	2011 - 2025
Canada	18	32	583	138	714	170	1,297	(369)	2010 - 2022
Chile	—	5	52	—	93	5	145	(24)	2022
Colombia	—	4	9	2	87	6	96	(17)	2017 - 2021
Mexico	—	7	146	—	195	7	341	(55)	2020 - 2025
Peru	—	5	9	—	9	5	18	(3)	2022
United States Metros:
Atlanta	—	5	20	—	334	5	354	(145)	2010 - 2017
Boston	—	3	30	—	46	3	76	(28)	2017
Chicago	—	14	203	—	838	14	1,041	(387)	1999 - 2025
Culpeper	—	4	151	1	86	5	237	(110)	2017
Dallas	—	25	374	72	1,123	97	1,497	(455)	2000 - 2018
Denver	—	5	23	—	56	5	79	(38)	2010 - 2017
Houston	—	1	24	—	42	1	66	(27)	2017
Los Angeles	—	27	207	4	254	31	461	(286)	1999 - 2017
Miami	—	24	150	—	348	24	498	(202)	2010 - 2017
New York	—	2	116	65	2,097	67	2,213	(944)	1999 - 2017
Philadelphia	—	—	—	—	49	—	49	(30)	2010
Seattle	—	4	15	—	248	4	263	(145)	2010 - 2017
Silicon Valley	—	35	267	15	1,155	50	1,422	(690)	1999 - 2019
Washington, D.C.	—	18	510	7	1,747	25	2,257	(776)	1999 - 2025
Others (6)	—	188	70	248	759	436	829	(53)	Various

EMEA:
Bulgaria	—	3	5	—	39	3	44	(13)	2016 - 2017
Côte d'Ivoire	—	—	1	—	6	—	7	(2)	2022
Finland	—	7	61	9	175	16	236	(113)	2016 - 2018
France	—	3	61	25	1,104	28	1,165	(465)	2007 - 2021
Germany	—	45	151	52	2,156	97	2,307	(696)	2000 - 2021
Ghana	—	—	1	—	7	—	8	(3)	2022
Ireland	—	3	110	13	136	16	246	(92)	2016 - 2025
Italy	—	6	23	5	242	11	265	(77)	2016 - 2020
Nigeria	—	1	15	—	61	1	76	(10)	2022

		Initial Costs to Company (1)		Costs Capitalized Subsequent to Acquisition or Lease (2)		Total Costs
	Encumbrances	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Land	Buildings and Improvements (3)	Accumulated Depreciation (4)	Date of Acquisition or Lease (5)
Poland	—	2	11	1	124	3	135	(50)	2016 - 2017
Portugal	—	2	64	3	45	5	109	(14)	2017 - 2025
South Africa	—	—	—	—	11	—	11	(2)	2024
Spain	—	8	110	23	235	31	345	(127)	2017 - 2022
Sweden	—	—	95	4	228	4	323	(114)	2016
Switzerland	—	—	11	9	511	9	522	(199)	2002 - 2009
The Netherlands	—	7	183	4	971	11	1,154	(536)	2008 - 2019
Turkey	—	4	99	—	54	4	153	(24)	2017
United Arab Emirates	—	7	—	—	309	7	309	(126)	2008 - 2020
United Kingdom Metros
London	—	—	368	63	1,660	63	2,028	(734)	2000 - 2018
Manchester	—	4	59	—	213	4	272	(91)	2016 - 2020
Others (6)	—	55	15	1,065	638	1,120	653	(65)	Various

Asia-Pacific:
Australia	—	110	248	89	1,178	199	1,426	(539)	2003 - 2020
China	—	—	105	—	864	—	969	(556)	2003 - 2017
India	—	35	163	15	78	50	241	(32)	2021 - 2025
Indonesia	—	—	58	—	10	—	68	(3)	2025
Japan	—	—	508	—	1,065	—	1,573	(568)	2000 - 2025
Malaysia	—	3	68	—	77	3	145	(12)	2023 - 2024
Philippines	—	7	—	—	35	7	35	(2)	2025
Singapore	—	—	90	—	1,579	—	1,669	(766)	2003 - 2019
South Korea	—	—	51	—	36	—	87	(41)	2019 - 2024
Others (6)	—	—	2	72	421	72	423	(35)	Various
TOTAL LOCATIONS	$18	$741	$5,851	$2,016	$25,149	$2,757	$31,000	$(11,170)

(1)     The initial cost was $0 if the lease of the respective IBX was classified as an operating lease.
(2)    Costs capitalized subsequent to acquisition or lease are net of impairments and include the impact of allocations between land and buildings and improvements following the purchase of previously leased assets.
(3)     Buildings and improvements include all fixed assets except for land.
(4)     Buildings and improvements are depreciated on a straight-line basis over estimated useful lives as described in Note 1 within the Consolidated Financial Statements.
(5)     Date of lease or acquisition represents the date we leased the facility or acquired the facility through purchase or acquisition.
(6)    Includes various IBXs that are under initial development and costs incurred at certain central locations supporting various IBX functions.
The aggregate gross cost of our properties for federal income tax purpose approximated $39.0 billion (unaudited) as of December 31, 2025.

The following table reconciles the historical cost of our properties for financial reporting purposes for each of the years ended December 31, 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Gross Fixed Assets:
Balance, beginning of period	$27,909	$26,614	$23,803
Additions (including acquisitions and improvements)	4,989	3,266	3,117
Disposals	(339)	(626)	(589)
Impairment charges (1)	(101)	(302)	—
Foreign currency translation adjustments and others	1,299	(1,043)	283
Balance, end of year	$33,757	$27,909	$26,614

Accumulated Depreciation:
Balance, beginning of period	$(9,639)	$(9,089)	$(8,095)
Additions (depreciation expense)	(1,464)	(1,413)	(1,317)
Disposals	333	317	413
Impairment charges (1)	57	186	—
Foreign currency translation adjustments and others	(457)	360	(90)
Balance, end of year	$(11,170)	$(9,639)	$(9,089)

(1)     Refer to Note 17 within the Consolidated Financial Statements.