Form 10-Q
period 2026-03-31
EQUINIX INC
filed 2026-04-29
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of April 28, 2026 was 98,624,248.

EQUINIX, INC.

Summary of Risk Factors
Our business is subject to numerous risks and uncertainties that make an investment in our securities speculative or risky, any one of which could materially adversely affect our results of operations, financial condition or business. These risks include, but are not limited to, those listed below. This list is not complete and should be read together with the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, as well as the other information in this Quarterly Report on Form 10-Q and the other filings that we make with the U.S. Securities and Exchange Commission (the “SEC”).
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
•Terrorist activity, or other acts of violence, including violence stemming from war or the current climate of political and economic uncertainty, could adversely impact our business.
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
•We may fail to execute our sustainability initiatives, including reaching our climate targets, or may encounter objections to them, which may adversely affect public perception of our business and affect our relationship with our customers, regulators, our stockholders and/or other stakeholders.
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,362	$1,727
Short-term investments	1,692	1,500
Accounts receivable, net of allowance of $13 and $16	1,108	1,001
Other current assets	1,184	897
Total current assets	5,346	5,125
Property, plant and equipment, net	24,169	23,584
Operating lease right-of-use assets	1,345	1,392
Goodwill	5,931	5,984
Intangible assets, net	1,258	1,316
Other assets	2,849	2,740
Total assets	$40,898	$40,141
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,321	$1,350
Accrued property, plant and equipment	703	564
Current portion of operating lease liabilities	161	155
Current portion of finance lease liabilities	173	168
Current portion of mortgage and loans payable	16	17
Current portion of senior notes	1,876	1,299
Other current liabilities	288	340
Total current liabilities	4,538	3,893
Operating lease liabilities, less current portion	1,256	1,304
Finance lease liabilities, less current portion	2,126	2,187
Mortgage and loans payable, less current portion	13	686
Senior notes, less current portion	17,715	16,910
Other liabilities	930	983
Total liabilities	26,578	25,963
Commitments and contingencies (Note 9)
Redeemable non-controlling interest	25	25
Common stockholders’ equity (shares in thousands):
Common stock, $0.001 par value per share: 300,000 shares authorized; 98,685 issued and 98,623 outstanding in 2026 and 98,288 issued and 98,226 outstanding in 2025	—	—
Additional paid-in capital	21,858	21,642
Treasury stock, at cost; 62 shares in 2026 and 62 shares in 2025	(24)	(24)
Accumulated dividends	(12,707)	(12,202)
Accumulated other comprehensive loss	(1,343)	(1,359)
Retained earnings	6,514	6,099
Total common stockholders' equity	14,298	14,156
Non-controlling interests	(3)	(3)
Total stockholders’ equity	14,295	14,153
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$40,898	$40,141
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Revenues	$2,444	$2,225
Costs and operating expenses:
Cost of revenues	1,186	1,084
Sales and marketing	241	229
General and administrative	444	438
Restructuring and other exit charges	6	10
Transaction costs	8	6
Impairment charges	2	—
(Gain) loss on asset sales	(20)	—
Total costs and operating expenses	1,867	1,767
Income from operations	577	458
Interest income	41	47
Interest expense	(148)	(122)
Other income (expense)	1	9
Income before income taxes	471	392
Income tax expense	(56)	(49)
Net income	415	343
Net (income) loss attributable to non-controlling interests	—	—
Net income attributable to common stockholders	$415	$343
Earnings per share (“EPS”) attributable to common stockholders:
Basic EPS	$4.22	$3.52
Weighted-average shares for basic EPS (in thousands)	98,392	97,514
Diluted EPS	$4.20	$3.50
Weighted-average shares for diluted EPS (in thousands)	98,727	97,887
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Net income	$415	$343
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment ("CTA"):
CTA gain (loss)	(45)	319
Income tax effects	—	—
CTA gain (loss), net of tax	(45)	319
Change in net investment hedge CTA gain (loss):
Net investment hedge CTA gain (loss)	21	(128)
Income tax effects	(3)	(1)
Net investment hedge CTA gain (loss), net of tax	18	(129)
Change in unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on cash flow hedges	55	(29)
Income tax effects	(12)	15
Unrealized gain (loss) on cash flow hedges, net of tax	43	(14)
Total other comprehensive income, net of tax	16	176
Comprehensive income, net of tax	431	519
Net (income) loss attributable to non-controlling interests	—	—
Comprehensive income attributable to common stockholders	$431	$519
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income	$415	$343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	544	480
Stock-based compensation	128	113
Impairment charges	2	—
(Gain) loss on asset sales	(20)	—
Other operating activities	(3)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(106)	(133)
Income taxes, net	(7)	(2)
Operating lease right-of-use assets	41	42
Operating lease liabilities	(35)	(39)
Accounts payable and accrued expenses	(62)	(149)
Other assets and liabilities	(180)	155
Net cash provided by operating activities	717	809
Cash flows from investing activities:
Purchases of equity investments	(146)	(43)
Distributions from equity investments	—	4
Purchases of short-term investments	(784)	(190)
Maturity of short-term investments	595	—
Real estate acquisitions	(123)	(17)
Purchases of other property, plant and equipment	(1,256)	(750)
Proceeds from sale of assets, net of cash transferred	258	—
Settlement of foreign currency hedges	(3)	32
Net cash used in investing activities	(1,459)	(964)
Cash flows from financing activities:
Proceeds from employee equity programs	49	50
Payment of dividends	(519)	(468)
Proceeds from public offering of common stock, net of issuance costs	—	99
Proceeds from senior notes, net of debt discounts	1,492	370
Repayment of finance lease liabilities	(41)	(32)
Repayment of other debt	(674)	—
Other financing activities	42	(4)
Net cash provided by financing activities	349	15
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(6)	20
Net decrease in cash, cash equivalents and restricted cash	(399)	(120)
Cash, cash equivalents and restricted cash at beginning of period	1,824	3,082
Cash, cash equivalents and restricted cash at end of period	$1,425	$2,962

Cash and cash equivalents	$1,362	$2,950
Current portion of restricted cash included in other current assets	59	12
Non-current portion of restricted cash included in other assets	4	—
Total cash, cash equivalents and restricted cash at end of period	$1,425	$2,962
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Consolidation
Equinix, Inc. ("Equinix," the "Company," "we," "our," or "us") was incorporated in Delaware on June 22, 1998. We have been operating as a real estate investment trust ("REIT") for U.S. federal income tax purposes since 2015.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented.
Our condensed consolidated balance sheet data as of December 31, 2025 has been derived from audited consolidated financial statements as of that date. Our condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP"). For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Form 10-K as filed with the SEC on February 11, 2026. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.
Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform with current year presentation.
Intercompany accounts and transactions have been eliminated in consolidation.
Income Taxes
We accrue for income taxes during interim periods based on the estimated annual effective tax rate. The effective tax rate is subject to change in the future due to various factors such as our operating performance, tax law changes and future business acquisitions.
Our effective tax rates were 11.9% and 12.5% for the three months ended March 31, 2026 and 2025, respectively.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
2.    Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2026	$1,001	$56	$126	$133	$170
Closing balances as of March 31, 2026	1,108	45	123	146	226
Increase (Decrease)	$107	$(11)	$(3)	$13	$56

(1)The net change in our allowance for credit losses was insignificant during the three months ended March 31, 2026.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the three months ended March 31, 2026 from the opening deferred revenue balance as of January 1, 2026 was $46 million. The amount of revenue recognized during the three months ended March 31, 2025 from the opening deferred revenue balance as of January 1, 2025 was $34 million.
Remaining Performance Obligations
Approximately $14.2 billion of revenues, including deferred installation revenues, are expected to be recognized in future periods related to unsatisfied performance obligations as of March 31, 2026. Most of our revenue contracts have an initial term varying from one to five years, and thereafter automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 65% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployment dates, contract modifications, scheduled price increases, renewals and/or terminations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented ($ in millions except per share data; share data in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$415	$343
Net (income) loss attributable to non-controlling interests	—	—
Net income attributable to common stockholders	$415	$343

Weighted-average shares used to calculate basic EPS	98,392	97,514
Effect of dilutive securities:
Employee equity awards	335	373
Weighted-average shares used to calculate diluted EPS	98,727	97,887

EPS attributable to common stockholders:
Basic EPS	$4.22	$3.52
Diluted EPS	$4.20	$3.50
The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Common stock related to employee equity awards	214	71
4.    Equity Method Investments and Variable Interest Entities
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes our equity method investments, which are included in other assets on the condensed consolidated balance sheets (in millions):

Investee	VIE	Ownership Percentage	March 31, 2026	December 31, 2025
xScale Joint Ventures
EMEA 1 Joint Venture		20%	$138	$141
EMEA 2 Joint Venture	X	20%	250	253
Asia-Pacific 1 Joint Venture	X	20%	47	47
Asia-Pacific 2 Joint Venture	X	20%	38	37
Asia-Pacific 3 Joint Venture	X	20%	22	23
AMER 1 Joint Venture	X	20%	9	8
AMER 2 Joint Venture	X	20%	28	27
AMER 3 Joint Venture (1)	X	Various (1)	146	—
Total xScale Joint Ventures			678	536
Other Joint Ventures	Various	Various	15	15
Total Equity Method Investments			$693	$551

(1)We have investments at various levels of the AMER 3 Joint Venture structure, including a 2% interest in the parent company and 23% interests in various asset companies consolidated by the parent. Our effective interest in the AMER 3 Joint Venture assets is 25%.
The following table summarizes our share of income (losses) related to equity method investments, which were included in other income (expense) in our condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2026	2025
Share of income (losses)	$4	$—
AMER 3 Joint Venture
On October 1, 2024, we entered into an agreement to form a joint venture to develop and operate xScale data centers in the Americas region (the "AMER 3 Joint Venture"), subject to regulatory approval and other closing conditions which were satisfied on October 30, 2024. We hold a 2% interest in the parent company for the AMER 3 Joint Venture and 23% interests in various asset companies consolidated by the parent.
On January 13, 2026, we sold the assets and liabilities relating to the Hampton data center campus ("Hampton Campus"), which were included within our Americas region, to the AMER 3 Joint Venture for total consideration of $459 million. The consideration received was comprised of $129 million of net cash proceeds, $184 million of receivables, and retained equity interests in the AMER 3 Joint Venture with a fair value of $146 million. We recognized a gain of $19 million on the sale of the Hampton Campus in the first quarter of 2026.
VIEs
Unconsolidated VIEs
The unconsolidated VIE equity method investments are considered VIEs because they do not have sufficient funds from operations to be self-sustaining. While we provide certain management services to these joint ventures and earn fees for the performance of such services, we do not have unilateral power to direct the activities of these joint ventures that most significantly impact economic performance. These activities primarily include data center construction and operations, sales and marketing, financing, real estate purchases or sales and monetization. Decisions about these activities generally require the consent of both Equinix and our partners. We concluded that Equinix does not have predominant control over the unconsolidated VIEs and that Equinix is not considered to be the primary beneficiary.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes our maximum exposure to loss related to the unconsolidated VIEs as of March 31, 2026 (in millions):

Equity Investment	$540
Outstanding Accounts Receivable	17
Other Receivables	322
Contract Assets	32
Loan Commitment (1)	392
Future Equity Contribution Commitments (2)	208
Maximum Future Payments under Debt Guarantees (3)	44
Total	$1,555

(1)Concurrent with the closing of the AMER 2 Joint Venture, we entered into a loan agreement with the AMER 2 Joint Venture, as a lender. Refer to Note 11.
(2)The joint ventures' partners are required to make additional equity contributions proportionately to fund capital necessary to complete the construction of approved developments. In addition, the partners may be required to make additional equity contributions upon certain occurrences such as shortfalls in capital to fund cost overruns or to make interest payments on outstanding debt.
(3)In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with our guarantee covering 20% of all payments of principal and interest due under one of the EMEA 2 Joint Venture's credit facility agreements. A portion of the guarantee relates to our AMER 1 Joint Venture. Refer to Note 9.
In addition to the above, we have entered into an agreement with the AMER 3 Joint Venture that requires us to reimburse the AMER 3 Joint Venture for non-recoverable costs incurred relating to ongoing customer negotiations. While a material loss is not probable, due to the uncertainty of costs that may qualify for reimbursement, our maximum exposure to loss under this agreement cannot be estimated.
Consolidated VIEs
Our Indonesian operating entity is a VIE because it does not have sufficient funds from its operations to be self-sustaining. We provide certain management services to the entity and earn fees for the performance of such services. We have the power to direct the activities that most significantly impact the economic performance of the entity and have concluded that we are its primary beneficiary.
The following table presents the assets and liabilities of the Indonesian VIE (in millions):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$4	$12
Property, plant and equipment, net	77	65
Other	11	11
Total assets	$92	$88

Finance lease liabilities	$22	$24
Other	22	12
Total liabilities	$44	$36
The losses from the Indonesian VIE were insignificant for the three months ended March 31, 2026 and 2025.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5.    Derivatives and Hedging Instruments
Derivatives and Other Instruments Designated as Hedging Instruments
Net Investment Hedges
Foreign Currency Debt: We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of December 31, 2025, the total principal amount of foreign currency debt obligations designated as net investment hedges was $923 million. As of March 31, 2026, no foreign currency debt obligations were designated as net investment hedges.
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
Embedded Derivatives: Certain of our customer agreements that are priced in currencies different from the functional or local currencies of the parties involved are deemed to have foreign currency forward contracts embedded in them. These embedded derivatives are separated from their host contracts and carried on our balance sheet at their fair value. The majority of these embedded derivatives arise as a result of our foreign subsidiaries pricing their customer contracts in U.S. dollars. We use some of these forward contracts embedded within our customer agreements to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of March 31, 2026 and December 31, 2025, the total remaining contract value of such customer agreements under this hedging program was $38 million and $230 million, respectively.
Cross-currency Interest Rate Swaps: We also use cross-currency interest rate swaps, designated as net investment hedges, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. We use the spot method to assess hedge effectiveness and recognize fair value changes from spot rates in other comprehensive income (loss). We exclude time value and cross-currency basis spread from the assessment of hedge effectiveness and recognize the excluded component in interest expense through the swap accrual process. The difference between fair value changes of the excluded component and the amount amortized is recognized in other comprehensive income (loss).
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
As of March 31, 2026, our foreign currency forward contracts had maturity dates ranging from April 2026 to December 2028 and we had a net loss of $20 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months. As of December 31, 2025, our foreign currency forward contracts had maturity dates ranging from January 2026 to December 2027 and we had a net loss of $51 million recorded within accumulated other comprehensive income

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(loss) to be reclassified to revenues and expenses for cash flow hedges that mature in the 12 months following December 31, 2025.
Cross-currency Interest Rate Swaps: We use cross-currency swaps, designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated debt and our U.S. dollar-denominated debt issued by our foreign subsidiaries. As of March 31, 2026, the cross-currency swaps had maturity dates ranging from March 2027 to June 2034. We had a net gain of $31 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months. As of December 31, 2025, our cross-currency interest rate swaps had maturity dates ranging from March 2026 to June 2034. We had a net gain of $13 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the 12 months following December 31, 2025. We use the spot method to assess hedge effectiveness. Fair value changes from spot rates are recognized in other comprehensive income (loss) initially and immediately reclassified to earnings to offset the gain or loss from remeasuring the associated debt. We exclude time value and cross currency basis spread from the assessment of hedge effectiveness and recognize the excluded component in interest expense through the swap accrual process. The difference between fair value changes of the excluded component and the amount amortized is recognized in other comprehensive income (loss).
Interest Rate Locks: We hedge the interest rate exposure created by anticipated fixed-rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of both March 31, 2026 and December 31, 2025, we had no interest rate locks outstanding. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of March 31, 2026 and December 31, 2025, we had a net gain of $3 million and $4 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the 12 months following March 31, 2026 and December 31, 2025, respectively, for interest rate locks.
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
We also use foreign currency forward contracts to manage the foreign exchange risk associated with undesignated embedded derivatives. Gains and losses on these contracts are included in revenue, on a net basis, along with the foreign currency gains and losses of the embedded derivatives associated with these foreign currency forward contracts.
Embedded Derivatives: We may, from time to time, elect to dedesignate a portion of our foreign currency forward contracts embedded within our customer arrangements and previously designated as hedging instruments. Gains and losses subsequent to the dedesignation are recognized in revenues with the hedged item.
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

	March 31, 2026			December 31, 2025
	Notional Amount (1)	Fair Value		Notional Amount (1)	Fair Value
		Assets (2)	Liabilities (3)		Assets (2)	Liabilities (3)
Net investment hedges:
Foreign currency forward contracts	$1,224	$34	$9	$1,224	$14	$8
Cross-currency interest rate swaps	350	—	20	373	7	32
Cash flow hedges:
Foreign currency forward contracts	1,692	16	40	1,577	1	72
Cross-currency interest rate swaps	3,603	22	26	2,972	65	58
Non-designated hedges:
Foreign currency forward contracts	2,439	34	19	2,134	2	31
Cross-currency interest rate swaps	2,026	175	25	2,003	166	28
Total	$11,334	$281	$139	$10,283	$255	$229

(1)Excludes embedded derivatives.
(2)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(3)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.
Impact on Accumulated Other Comprehensive Income (Loss)
The pre-tax gains (losses) from hedging instruments recognized in accumulated other comprehensive income (loss) were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Net investment hedges:
Foreign currency debt	$2	$(41)
Foreign currency forward contracts (included component)	10	(6)
Foreign currency forward contracts (excluded component)	(3)	—
Cross-currency interest rate swaps (included component)	11	(96)
Cross-currency interest rate swaps (excluded component)	1	15
Total	$21	$(128)

Cash flow hedges:
Foreign currency forward contracts	$48	$(57)
Cross-currency interest rate swaps (excluded component)	8	28
Interest rate locks	(1)	—
Total	$55	$(29)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Impact on Earnings
The gains (losses) from derivative instruments recognized in earnings, and the location of such gains (losses) in our condensed consolidated statements of operations were as follows (in millions):

		Three Months Ended March 31,
	Location of gain (loss)	2026	2025
Net investment hedges:
Foreign currency forward contracts (excluded component)	Interest expense	$3	$2
Cross-currency interest rate swaps (excluded component)	Interest expense	1	5
Total		$4	$7

Cash flow hedges:
Foreign currency forward contracts	Revenues	$(28)	$18
Foreign currency forward contracts	Costs and operating expenses	14	(9)
Cross-currency interest rate swaps (excluded component)	Interest expense	5	4
Cross-currency interest rate swaps (included component)	Other income (expense)	37	(22)
Interest rate locks	Interest expense	1	—
Total		$29	$(9)

Non-designated hedges:
Foreign currency forward contracts	Other income (expense)	$(4)	$(44)
Foreign currency forward contracts	Revenues	(1)	—
Cross-currency interest rate swaps	Other income (expense)	2	2
Total		$(3)	$(42)
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

	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts Not Offset in the Balance Sheet	Net
March 31, 2026
Derivative assets	$325	$—	$325	$(141)	$184
Derivative liabilities	178	—	178	(141)	37

December 31, 2025
Derivative assets	$267	$—	$267	$(80)	$187
Derivative liabilities	241	—	241	(80)	161

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
The fair values of certain financial assets and liabilities were as follows (in millions):

	March 31, 2026				December 31, 2025
	Fair Value	Fair Value Measurement Using			Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$769	$769	$—	$—	$1,333	$1,333	$—	$—
Time deposits (2)	1,710	—	1,710	—	1,271	—	1,271	—
U.S. government securities - held to maturity (3)	171	50	121	—	256	—	256	—
U.S. government securities - available for sale (4)	10	—	10	—	—	—	—	—
Loan receivable (5)	347	—	—	347	351	—	—	351
Derivative instruments (6)	281	—	281	—	255	—	255	—
Total	$3,288	$819	$2,122	$347	$3,466	$1,333	$1,782	$351
Liabilities:
Derivative instruments (6)	$139	$—	$139	$—	$229	$—	$229	$—
Mortgage and loans payable (7)	29	—	29	—	706	—	706	—
Senior notes (7)	18,433	18,010	423	—	17,297	16,847	450	—
Total	$18,601	$18,010	$591	$—	$18,232	$16,847	$1,385	$—

(1)Instruments are included within cash and cash equivalents in our condensed consolidated balance sheets, and are measured at fair value.
(2)Instruments are included within cash and cash equivalents and short-term investments in our condensed consolidated balance sheets, and are measured at amortized cost.
(3)Instruments are included within cash and cash equivalents and short-term investments in our condensed consolidated balance sheets, and are measured at amortized cost. All of our U.S. government securities classified into this category mature within one year. As of March 31, 2026, no allowance for credit losses was recorded for these securities and there were insignificant unrecognized gains and losses.
(4)Instruments are included within cash and cash equivalents and short-term investments in our condensed consolidated balance sheets, and are measured at fair value. All of our U.S. government securities classified into this category mature within one year. As of March 31, 2026, no allowance for credit losses was recorded for these securities and there were insignificant unrealized gains and losses.
(5)Instrument is included within other assets in our condensed consolidated balance sheets, and is measured at amortized cost. Refer to Note 11.
(6)Instruments are included within other current assets, other assets, other current liabilities and other liabilities in our condensed consolidated balance sheets, and are measured at fair value. Refer to Note 5.
(7)Instruments include both current and non-current portions which are measured at their amortized cost. Refer to Note 8.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
7.    Leases
Lease Expenses
The components of lease expenses were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Finance lease cost
Amortization of right-of-use assets (1)	$51	$44
Interest on lease liabilities	29	30
Total finance lease cost	80	74

Operating lease cost	59	58
Variable lease cost	20	22
Total lease cost	$159	$154

(1)Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in our condensed consolidated statements of operations.
Other Information
Other information related to leases is presented in the following tables (in millions):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$28	$29
Operating cash flows from operating leases	56	55
Financing cash flows from finance leases	41	32

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$1	$84
Operating leases	4	70

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term - finance leases (2)	13 years	13 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	5%	5%
Finance lease right-of-use assets (3)	$2,225	$2,277

(1)Represents all non-cash changes in right-of-use assets.
(2)Includes lease renewal options that are reasonably certain to be exercised.
(3)As of March 31, 2026 and December 31, 2025, we recorded accumulated amortization of finance lease right-of-use assets of $1.2 billion and $1.1 billion, respectively. Finance lease assets are recorded within property, plant and equipment, net in our condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturities of Lease Liabilities
The maturities of our lease liabilities as of March 31, 2026 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2026 (9 months remaining)	$167	$208	$375
2027	216	290	506
2028	183	279	462
2029	154	271	425
2030	143	256	399
Thereafter	1,070	1,952	3,022
Total lease payments	1,933	3,256	5,189
Less imputed interest	(516)	(957)	(1,473)
Total	$1,417	$2,299	$3,716
We entered into agreements with various landlords, primarily to lease data center spaces and ground leases, which have not yet commenced as of March 31, 2026. These leases are expected to commence between 2026 and 2029, with lease terms of 2 to 99 years and total lease commitments of approximately $716 million.
8.    Debt Facilities
Mortgage and Loans Payable
Our mortgage and loans payable balance consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Term loans	$1	$673
Mortgage payable and other loans payable	28	30
	29	703
Less current portion	(16)	(17)
	$13	$686
Senior Credit Facility
In 2022, we entered into a credit agreement with a group of lenders for a senior unsecured credit facility, comprised of a $4.0 billion senior unsecured multicurrency revolving credit facility (the "2022 Revolving Facility") and a £500 million senior unsecured term loan facility (the "2022 Term Loan Facility"). As of December 31, 2025, the total amount outstanding under the 2022 Term Loan Facility, net of debt issuance costs, was $673 million. We repaid the total amount outstanding under the 2022 Term Loan Facility on March 31, 2026.
As of March 31, 2026, we had 25 irrevocable letters of credit totaling $19 million issued and outstanding, with approximately $4.0 billion remaining available to borrow, under the 2022 Revolving Facility. As of March 31, 2026 and December 31, 2025, unamortized debt issuance costs for the 2022 Revolving Facility of $1 million and $2 million, respectively, were presented in other assets in our condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
Our senior notes balance consisted of the following (in millions):

	March 31, 2026		December 31, 2025
	Amount	Effective Rate	Amount	Effective Rate
1.450% Senior Notes due 2026	700	1.64%	700	1.64%
2.900% Senior Notes due 2026	600	3.04%	600	3.04%
0.250% Euro Senior Notes due 2027	577	0.45%	587	0.45%
1.800% Senior Notes due 2027	500	1.96%	500	1.96%
1.550% Senior Notes due 2028	650	1.67%	650	1.67%
2.000% Senior Notes due 2028	400	2.21%	400	2.21%
2.875% Swiss Franc Senior Notes due 2028	375	3.05%	378	3.05%
3.250% Euro Senior Notes due 2029	866	3.45%	881	3.45%
1.558% Swiss Franc Senior Notes due 2029	125	1.79%	126	1.79%
3.200% Senior Notes due 2029	1,200	3.30%	1,200	3.30%
3.500% Singapore Dollar Senior Notes due 2030	389	3.67%	389	3.67%
2.150% Senior Notes due 2030	1,100	2.27%	1,100	2.27%
4.600% Senior Notes due 2030	1,250	4.81%	1,250	4.81%
3.250% Euro Senior Notes due 2031	751	3.46%	763	3.46%
4.400% Senior Notes due 2031	700	4.71%	—	—%
2.500% Senior Notes due 2031	1,000	2.65%	1,000	2.65%
3.900% Senior Notes due 2032	1,200	4.07%	1,200	4.07%
2.900% Singapore Dollar Senior Notes due 2032	505	3.01%	505	3.01%
4.000% Canadian Dollar Senior Notes due 2032	502	4.29%	510	4.29%
1.000% Euro Senior Notes due 2033	693	1.18%	705	1.18%
4.700% Senior Notes due 2033	800	4.95%	—	—%
3.650% Euro Senior Notes due 2033	693	3.78%	705	3.78%
4.000% Euro Senior Notes due 2034	866	4.17%	881	4.17%
5.500% Senior Notes due 2034	750	5.74%	750	5.74%
3.625% Euro Senior Notes due 2034	577	3.75%	587	3.75%
2.000% Japanese Yen Senior Notes Series A due 2035	237	2.07%	240	2.07%
2.130% Japanese Yen Senior Notes Series C due 2035	93	2.20%	94	2.20%
2.370% Japanese Yen Senior Notes Series B due 2043	65	2.42%	65	2.42%
2.570% Japanese Yen Senior Notes Series D due 2043	29	2.62%	29	2.62%
2.570% Japanese Yen Senior Notes Series E due 2043	63	2.62%	64	2.62%
3.000% Senior Notes due 2050	500	3.09%	500	3.09%
2.950% Senior Notes due 2051	500	3.00%	500	3.00%
3.400% Senior Notes due 2052	500	3.50%	500	3.50%
	19,756		18,359
Less amount representing unamortized debt issuance costs and debt discounts	(165)		(150)
	19,591		18,209
Less current portion	(1,876)		(1,299)
Total	$17,715		$16,910

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
4.400% Senior Notes due 2031 and 4.700% Senior Notes due 2033
On March 5, 2026, we issued $700 million aggregate principal amount of 4.400% senior notes due March 15, 2031 (the "2031 Notes") and $800 million aggregate principal amount of 4.700% senior notes due March 15, 2033 (the "2033 Notes"). Interest on both series of notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2026. Total debt discounts and debt issuance costs related to the 2031 Notes and the 2033 Notes were $10 million and $12 million, respectively.
The following table sets forth maturities of our debt, including mortgage and loans payable and senior notes, gross of debt issuance costs and debt discounts, as of March 31, 2026 (in millions):

Years ending:
2026 (9 months remaining)	$1,315
2027	1,082
2028	1,430
2029	2,195
2030	2,739
Thereafter	11,024
Total	$19,785
Interest Charges
Other information related to interest is presented in the following tables (in millions):

	Three Months Ended March 31,
	2026	2025
Interest expense	$148	$122
Interest capitalized	32	11
Interest charges incurred	$180	$133

	Three Months Ended March 31,
	2026	2025
Interest paid in cash, net of capitalized interest	$109	$93
9.    Commitments and Contingencies
Purchase Commitments
As a result of our various IBX data center developments, as of March 31, 2026 we were contractually committed for unaccrued capital expenditures, primarily for real estate purchases, IBX infrastructure equipment not yet delivered and labor not yet provided. We also had numerous other non-capital purchase commitments in place as of March 31, 2026, such as commitments to purchase power in select locations through the remainder of 2026 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2026 and thereafter. Certain of our multi-year commitments to purchase power are subject to variable pricing or do not specify a fixed or minimum volume commitment. Due to the indeterminable nature of the spend under these commitments, they are not included in the amounts below.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Total future purchase commitments as of March 31, 2026 are as follows (in millions):

Years ending:
2026 (9 months remaining)	3,944
2027	2,046
2028	790
2029	223
2030	142
Thereafter	595
$7,740
Other Commitments
On February 26, 2026, we entered into an equity commitment letter with a subsidiary of Canadian Pension Plan Investment Board to contribute up to $963 million in exchange for approximately 40% ownership of the subsidiary, in connection with the subsidiary's planned acquisition of atNorth, a Nordic high-density colocation and built-to-suit data center provider. Our contribution is subject to customary closing conditions, including regulatory approvals, for the joint purchase of atNorth.
Please refer to Note 4 for information about our equity method investment commitments and Note 7 for our lease commitments.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
On August 6, 2025, certain of the Company's current and former directors and officers were named as defendants in a shareholder derivative lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware. The lawsuit alleges, among other things, violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty, unjust enrichment and waste of corporate assets related to allegations that the Company or its representatives made false and misleading statements about our business, results, internal controls and accounting practices between May 3, 2019 and March 24, 2024. The lawsuit also makes additional allegations that certain directors' and officers' alleged knowledge of the purported misconduct constituted insider trading. The lawsuit seeks, among other relief, findings of misconduct, an award of damages to Equinix, and attorneys’ fees and costs. We filed a motion to dismiss the lawsuit on October 20, 2025, which remains pending with the Court.
This matter is subject to uncertainties, and we cannot predict the outcome, nor reasonably estimate a range of loss or penalties, if any, relating to this matter prior to resolution.
In the opinion of management, there are no other pending claims for which the outcome is expected to result in a material adverse effect in the financial position, results of operations or cash flows.
Employment Agreements
In February 2026, our Board approved an Executive Severance Plan for our executive officers, excluding our Chief Executive Officer. Additionally in February 2026, we entered into an Amended and Restated Severance Agreement with our Chief Executive Officer which provides similar benefits to those in the Executive Severance Plan (collectively the “Executive Severance Benefits”). Generally, in the event that an executive officer is terminated by the Company without cause or resigns from the Company for good reason, the Executive Severance Benefits provide for severance equal to 100% of the executive officer’s annual base salary and target annual bonus and continued vesting of the executive officer’s outstanding equity awards during the 12 months following the termination date. In addition, if the termination or resignation occurs in the three months prior to or 12 months following a change in control, the Executive Severance Benefits provide for severance equal to 200% of the executive officer’s annual base salary and target annual bonus and accelerated vesting of 100% of the executive officer’s outstanding equity awards as of the termination date, subject to certain exceptions.
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2026.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection with matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of March 31, 2026.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of March 31, 2026.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. While we have purchased insurance that could limit our exposure, our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of March 31, 2026.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into a credit facility agreement with a group of lenders under which it could borrow up to approximately $1.1 billion in total at the exchange rate in effect on March 31, 2026, with such facility maturing in 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with a guarantee covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under the credit facility, up to a limit of $231 million in total at the exchange rate in effect on March 31, 2026. As of March 31, 2026, the maximum potential amount of our future payments under this guarantee was approximately $44 million at the exchange rates in effect on that date. We and our co-investor entered into an ancillary agreement to allocate funding under the credit facility agreement for use by our AMER 1 Joint Venture. As of March 31, 2026, $11 million of the guarantee related to the AMER 1 Joint Venture. Our estimated fair value of this guarantee is minimal as the likelihood of making a payout under the guarantee is remote.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
10.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three months ended March 31, 2026 and 2025 ($ in millions except per share data; share data in thousands):

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	98,288	$—	(62)	$(24)	$21,642	$(12,202)	$(1,359)	$6,099	$14,156	$(3)	$14,153
Net income	—	—	—	—	—	—	—	415	415	—	415
Other comprehensive income	—	—	—	—	—	—	16	—	16	—	16
Issuance of common stock and release of treasury stock for employee equity awards	397	—	—	—	49	—	—	—	49	—	49
Dividend distribution on common stock, $5.16 per share	—	—	—	—	—	(508)	—	—	(508)	—	(508)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	4	—	—	4	—	4
Stock-based compensation, net of estimated forfeitures	—	—	—	—	167	—	—	—	167	—	167
Balance as of March 31, 2026	98,685	$—	(62)	$(24)	$21,858	$(12,707)	$(1,343)	$6,514	$14,298	$(3)	$14,295

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	97,390	$—	(103)	$(39)	$20,895	$(10,342)	$(1,735)	$4,749	$13,528	$(1)	$13,527
Net income	—	—	—	—	—	—	—	343	343	—	343
Other comprehensive income	—	—	—	—	—	—	176	—	176	—	176
Issuance of common stock and release of treasury stock for employee equity awards	406	—	19	7	42	—	—	—	49	—	49
Issuance of common stock under ATM program	107	—	—	—	99	—	—	—	99	—	99
Dividend distribution on common stock, $4.69 per share	—	—	—	—	—	(457)	—	—	(457)	—	(457)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	2	—	—	2	—	2
Stock-based compensation, net of estimated forfeitures	—	—	—	—	150	—	—	—	150	—	150
Balance as of March 31, 2025	97,903	$—	(84)	$(32)	$21,186	$(10,798)	$(1,559)	$5,092	$13,889	$(1)	$13,888

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Balance as of December 31, 2025	Net Change	Balance as of March 31, 2026
Foreign CTA gain (loss)	$(1,607)	$(45)	$(1,652)
Net investment hedge CTA gain (loss) (1)	257	18	275
Unrealized gain (loss) on cash flow hedges (1)	(8)	43	35
Net actuarial gain (loss) on defined benefit plans (2)	(1)	—	(1)
	$(1,359)	$16	$(1,343)

(1)Refer to Note 5 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plans are mandated by law. We do not have any defined benefit plans in any other countries.
Changes in foreign currencies can have a significant impact on our condensed consolidated balance sheets (as evidenced above in our cumulative foreign currency translation loss), as well as our condensed consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of March 31, 2026, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2025. Because of this, the U.S. dollar had an overall unfavorable impact on our condensed consolidated financial position because the foreign denominations translated into fewer U.S. dollars as evidenced by an increase in foreign currency translation loss for the three months ended March 31, 2026 as reflected in the above table. The volatility of the U.S. dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
Common Stock
In October 2024, we established a program under which we may, from time to time, offer and sell on a spot or forward basis up to an aggregate of $2.0 billion of our common stock to or through sales agents in "at the market" transactions (the "2024 ATM Program"). The forward sale agreements provide three settlement alternatives to us: physical settlement, cash settlement or net share settlement. In accordance with ASC 815, the forward sale agreements are classified as equity for balance sheet purposes.
There was no forward sale activity during the three months ended March 31, 2026 and 2025 and there were no outstanding forward agreements as of March 31, 2026 and December 31, 2025 under the 2024 ATM Program.
We did not sell any shares on a spot basis under the 2024 ATM Program during the three months ended March 31, 2026. During the three months ended March 31, 2025, we sold 107,493 shares on a spot basis under the 2024 ATM Program for approximately $99 million, net of commissions and other offering expenses.
As of March 31, 2026, we had approximately $1.2 billion of common stock available for sale under the 2024 ATM Program.
Stock-Based Compensation
For the three months ended March 31, 2026, the Talent, Culture and Compensation Committee and/or the Stock Awards Committee of our Board of Directors, as the case may be, granted an aggregate of 767,481 restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $952.72 per share and a weighted-average requisite service period of 3.65 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues and adjusted funds from operations

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
("AFFO") per share as the performance measurements in the RSUs with both service and performance conditions that were granted in the three months ended March 31, 2026.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the three months ended March 31, 2026. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2026 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$16	$14
Sales and marketing	27	22
General and administrative	85	77
Total	$128	$113
Redeemable Non-controlling Interest
On April 3, 2023, we issued additional shares in our Indonesian operating entity to a third party investor for $25 million, which resulted in the third party investor owning a 25% interest in the entity.
Under the terms of the stockholders’ agreement, the investor may put its 25% ownership stake in the entity to us for a maximum exercise price of $25 million, subject to certain contingent conditions. Accordingly, we present the investor’s contingently redeemable non-controlling interest ("NCI") outside of permanent equity at the higher of its maximum redemption amount of $25 million and its balance after attribution of gains and losses in our condensed consolidated balance sheets. There were no changes in the carrying value of the redeemable NCI for the three months ended March 31, 2026.
11.    Related Party Transactions
We have lease arrangements and provide various services to our equity method investees through multiple agreements, including sales and marketing, development management, facilities management, asset management and procurement service agreements. These transactions are generally considered to have been negotiated at arm's length.
The following table presents the income and expenses from these arrangements with equity method investees in our condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
Nature of Transaction	2026	2025
Income (1)	$47	$68
Expenses (2)	7	6

(1)Primarily consists of revenues related to service arrangements as described above and also includes interest income earned on the AMER 2 Loan during the three months ended March 31, 2026 and 2025 of $9 million and $7 million, respectively.
(2)Primarily consists of rent expenses for lease arrangements with equity method investees.
We have also sold certain data center facilities to our Joint Ventures and recognized gains or losses on asset sales as described in Note 4.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the assets and liabilities from related party transactions with the equity method investees in our condensed consolidated balance sheets (in millions):

Balance Sheet	March 31, 2026	December 31, 2025
Accounts receivable, net	$29	$35
Other current assets (1)	345	58
Property, plant and equipment, net (2)	292	306
Operating lease right-of-use assets	31	32
Other assets (3)	350	350
Other current liabilities	21	17
Finance lease liabilities	277	287
Operating lease liabilities	28	29
Other liabilities	77	24

(1)The balance primarily relates to contract assets and other receivables.
(2)The balance relates to finance lease right-of-use assets. As of both March 31, 2026 and December 31, 2025, the weighted-average lease term for the finance leases was approximately ten years.
(3)The balance primarily relates to contract assets and the AMER 2 Loan receivable.
AMER 2 Loan
Concurrent with the closing of the AMER 2 Joint Venture, we entered into a loan agreement (the "AMER 2 Loan") with the AMER 2 Joint Venture, as a lender, with a maximum commitment of $392 million and a maturity date of April 10, 2028. We received an upfront fee of $4 million in connection with the origination of the loan, and earn interest at a contractual rate of 10% per annum on the drawn portion plus an unused commitment fee of 0.75% per annum on the undrawn portion, each payable quarterly. The term of the loan may be extended at the option of the borrower for one additional year, subject to an extension fee. The AMER 2 Loan is secured by the assets of the AMER 2 Joint Venture, including the SV12x data center site. The equity partners of the AMER 2 Joint Venture have provided limited guarantees in connection with the AMER 2 Loan, which require payments to the lender proportionately upon certain occurrences, such as a shortfall in capital necessary to complete construction or to make interest payments. Additionally, the equity partners may be liable for repayment of up to the entire debt balance upon the occurrence of certain adverse acts such as a non-permitted transfer of the SV12x data center site. The AMER 2 Loan was negotiated at arm's length. We have assessed the credit risk associated with the AMER 2 Loan to be low and the allowance for credit loss as of March 31, 2026 is insignificant. The maximum amount of credit loss we are exposed to is the outstanding principal, plus accrued interest and unused commitment fees. As of March 31, 2026, the total amount outstanding under the AMER 2 Loan, net of the unamortized upfront fee, was $328 million. Additional amounts may be drawn down by the borrower periodically as needed for the continuation of development and other working capital needs.
There have been no material changes in the nature or volume of transactions with other related parties since December 31, 2025. For further information on such transactions, refer to our Form 10-K as filed with the SEC on February 11, 2026.
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
The following tables present segment information, including revenue information disaggregated by product lines and segment adjusted EBITDA, and a reconciliation to total consolidated income before income taxes (in millions):

	Three Months Ended March 31, 2026
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$731	$613	$386	$1,730
Interconnection	251	106	89	446
Managed infrastructure	57	41	17	115
Other (1)	7	29	4	40
Recurring revenues	1,046	789	496	2,331
Non-recurring revenues	45	38	30	113
Total revenues (2)	1,091	827	526	2,444
Less:
Segment cost of revenues	303	307	155	765
Other segment items (3)	272	96	66	434
Segment adjusted EBITDA	$516	$424	$305	$1,245
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(544)
Stock-based compensation expense				(128)
Transaction costs				(8)
Restructuring and other exit charges				(6)
Impairment charges				(2)
Gain (loss) on asset sales				20
Interest income				41
Interest expense				(148)
Other income (expense)				1
Income before income taxes				$471

(1)Includes some leasing and hedging activities.
(2)Total revenues attributed to the U.S. were $935 million during the three months ended March 31, 2026. There was no other country from which we derived revenues that exceeded 10% of our total revenues and no single customer accounted for 10% or greater of our accounts receivable or revenues as at or for the three months ended March 31, 2026.
(3)Other segment items for each reportable segment are comprised of general and administrative and sales and marketing expenses, excluding stock-based compensation expense and depreciation, amortization and accretion expense.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31, 2025
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$636	$567	$342	$1,545
Interconnection	229	87	77	393
Managed infrastructure	63	35	17	115
Other (1)	3	27	4	34
Recurring revenues	931	716	440	2,087
Non-recurring revenues	70	27	41	138
Total revenues (2)	1,001	743	481	2,225
Less:
Segment cost of revenues	290	281	156	727
Other segment items (3)	268	97	66	431
Segment adjusted EBITDA	$443	$365	$259	$1,067
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(480)
Stock-based compensation expense				(113)
Transaction costs				(6)
Restructuring and other exit charges				(10)
Interest income				47
Interest expense				(122)
Other income (expense)				9
Income before income taxes				$392

(1)Includes some leasing and hedging activities.
(2)Total revenues attributed to the U.S. were $873 million during the three months ended March 31, 2025. There was no other country from which we derived revenues that exceeded 10% of our total revenues and no single customer accounted for 10% or greater of our accounts receivable or revenues as at or for the three months ended March 31, 2025.
(3)Other segment items for each reportable segment are comprised of general and administrative and sales and marketing expenses, excluding stock-based compensation expense and depreciation, amortization and accretion expense.
 We provide the following additional segment disclosures for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization:
Americas	$287	$269
EMEA	149	123
Asia-Pacific	105	87
Total	$541	$479
Capital expenditures:
Americas	$705	$501
EMEA	329	171
Asia-Pacific	222	78
Total	$1,256	$750

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, were located in the following geographic regions (in millions):

	Property, plant and equipment, net		Operating lease right-of-use assets
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Americas	$11,185	$10,840	$327	$340
EMEA	8,437	8,314	433	449
Asia-Pacific	4,547	4,430	585	603
Total	$24,169	$23,584	$1,345	$1,392
13.    Subsequent Events
Declaration of dividends
On April 29, 2026, we declared a quarterly cash dividend of $5.16 per share, which is payable on June 17, 2026 to our common stockholders of record as of the close of business on May 20, 2026.

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
Our management's discussion and analysis of financial condition and results of operations is intended to assist readers in understanding our financial information from our management's perspective and is presented as follows:
•Overview
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge solutions platform with offerings that enable our customers to reach everywhere, interconnect everyone and integrate everything. We connect economies, countries, enterprises and communities, delivering seamless digital experiences and cutting-edge artificial intelligence (“AI")— quickly, efficiently and with high service reliability.
Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Equinix for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 281 data centers, including 23 xScale data centers and the MC1 and SN1 data centers that are held in unconsolidated joint ventures, across 77 markets around the world. We offer the following solutions:
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
Historically, the outsourcing market was served by large telecommunications carriers that bundled their products and services with their colocation offerings. The data center market landscape has since evolved to include private and carrier-neutral multi-tenant data centers ("MTDC"), public and private cloud providers, managed infrastructure and application hosting providers, large hyperscale cloud providers and systems integrators. As a result, the global MTDC market is large and remains highly fragmented—with significant long-term growth opportunities for providers that can bundle various colocation, interconnection and network offerings, outsourced IT infrastructure solutions and managed services.
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
Annualized Gross Bookings
Annualized Gross Bookings represents the annualized revenue impact of stated monthly recurring revenues ("MRR") on newly executed contracts with a term of 12 months or more, net of any MRR decreases from cancellations or terminations associated with the new contracts and adjusted for the impact of pricing changes on existing contracts. This measure excludes contracts for recurring revenue from our joint ventures and the impact of power price adjustments. This measure only includes contracts that we anticipate will start generating revenue within 90 days. During the three months ended March 31, 2026, we had total Annualized Gross Bookings of $378 million, up 9% from three months ended March 31, 2025. This growth reflects an increase in customer demand and in our ability to capture that demand across our global platform.
Capacity Trends
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 77% and 78% as of March 31, 2026 and 2025, respectively. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption, which we expect to accelerate with the adoption of AI, has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our existing IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center, and in our ability to expand our footprint in existing and new markets. Additionally, global supply chain challenges could result in a lack of availability or delays in the delivery of data center equipment. These challenges have driven us to invest in and commit to future purchases in advance of our standard practice to mitigate risks associated with these supply chain issues. These constraints could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows and the growth opportunities presented by the adoption of new technologies, including AI.
Expansion Opportunities
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
Revenue
Our business is primarily based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to five years in length and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 2% of our recurring revenues for the three months ended March 31, 2026 and 3% for the three months ended March 31, 2025. Our 50 largest customers accounted for approximately 36% of our recurring revenues for both the three months ended March 31, 2026 and 2025.

Our non-recurring revenues are primarily derived from fees charged on installations related to a customer's initial deployment and professional services we perform for our customers, including our joint ventures. Non-recurring installation fees, although generally paid upfront upon installation, are deferred and recognized ratably over the contract term. Professional service fees are recognized in the period when the services are provided. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is generally treated as a contract modification and recognized ratably over the remaining term of the contract, if any. We expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.
Operating Expenses
Cost of Revenues. The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs including electricity, bandwidth access, IBX data center employees' salaries and benefits including stock-based compensation, repairs and maintenance, supplies and equipment, and security. A majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. In addition, the cost of electricity is subject to seasonal fluctuations. Our costs of electricity may also increase as a result of the physical effects of climate change, global energy supply constraints including those caused by geopolitical activities, increased regulations driving alternative electricity generation due to environmental considerations or as a result of our election to use renewable energy sources. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows.
Sales and Marketing. Our sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel including stock-based compensation, amortization of contract costs, marketing programs, public relations, promotional materials and travel, as well as bad debt expense and amortization of customer relationship intangible assets.
General and Administrative. Our general and administrative expenses consist primarily of salaries and related expenses including stock-based compensation, accounting, legal and other professional service fees, and other general corporate expenses, such as our corporate regional headquarters office leases and depreciation expense on back office systems.
Taxation as a REIT
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of March 31, 2026, our REIT structure included a majority of our data center operations in the Americas and EMEA regions, as well as the data center operations in Japan, Singapore, and Malaysia. Our data center operations in other jurisdictions are operated as TRSs. We have also included our share of the assets in xScale joint ventures (with the exception of South Korea) in our REIT structure.
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
On March 18, 2026, we paid a quarterly cash dividend of $5.16 per share. On April 29, 2026, we declared a quarterly cash dividend of $5.16 per share, payable on June 17, 2026, to our common stockholders of record as of the close of business on May 20, 2026. We expect all of our 2026 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2026.
2026 Highlights
•In January, we sold the assets and liabilities relating to the Hampton data center campus ("Hampton Campus"), which were included within our Americas region, to the AMER 3 Joint Venture for total consideration of $459 million. See Note 4 within the condensed consolidated financial statements.
•In February, we entered into an equity commitment letter with a subsidiary of Canadian Pension Plan Investment Board to contribute up to $963 million in exchange for approximately 40% ownership of the subsidiary, in connection with the subsidiary's planned acquisition of atNorth, a Nordic high-density colocation and built-to-suit data center provider. Our contribution is subject to customary closing conditions, including regulatory approvals, for the joint purchase of atNorth. See Note 9 within the condensed consolidated financial statements.
•In March, we issued $1.5 billion of senior notes due between 2031 and 2033. The issuances were denominated in U.S. dollars. See Note 8 within the condensed consolidated financial statements.
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

Three Months Ended March 31, 2026 and 2025
Revenues. Our revenues for the three months ended March 31, 2026 and 2025 were generated from the following revenue classifications and geographic regions ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$1,046	43%	$931	42%	$115	12%	11%
Non-recurring revenues	45	2%	70	3%	(25)	(36)%	(36)%
	1,091	45%	1,001	45%	$90	9%	8%
EMEA:
Recurring revenues	789	32%	716	32%	73	10%	5%
Non-recurring revenues	38	2%	27	1%	11	41%	24%
	827	34%	743	33%	$84	11%	6%
Asia-Pacific:
Recurring revenues	496	20%	440	20%	56	13%	9%
Non-recurring revenues	30	1%	41	2%	(11)	(27)%	(28)%
	526	21%	481	22%	$45	9%	6%
Total:
Recurring revenues	2,331	95%	2,087	94%	244	12%	8%
Non-recurring revenues	113	5%	138	6%	(25)	(18)%	(22)%
	$2,444	100%	$2,225	100%	$219	10%	7%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Revenues
(in millions)
Americas Revenues. During the three months ended March 31, 2026, Americas revenues increased by $90 million or 9% (8% on a constant currency basis). Growth in Americas revenues was primarily due to:

•approximately $52 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended March 31, 2026; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
The increase was partially offset by a decrease of $16 million in revenues from non-recurring services provided to our joint ventures.
EMEA Revenues. During the three months ended March 31, 2026, EMEA revenues increased by $84 million or 11% (6% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $24 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended March 31, 2026; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
Asia-Pacific Revenues. During the three months ended March 31, 2026, Asia-Pacific revenues increased by $45 million or 9% (6% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•approximately $10 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended March 31, 2026; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
Cost of Revenues. Our cost of revenues for the three months ended March 31, 2026 and 2025 by geographic regions was as follows ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$483	41%	$451	42%	$32	7%	5%
EMEA	444	37%	393	36%	51	13%	6%
Asia-Pacific	259	22%	240	22%	19	8%	5%
Total	$1,186	100%	$1,084	100%	$102	9%	5%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended March 31, 2026, Americas cost of revenues increased by $32 million or 7% (5% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:

•$19 million of higher depreciation expense driven by IBX data center expansions;
•$12 million of higher utilities expense, primarily driven by higher usage; and
•$10 million of higher compensation cost.
The remainder of the increase was driven by higher property tax and consulting expense, offset by lower costs to provide non-recurring services.
EMEA Cost of Revenues. During the three months ended March 31, 2026, EMEA cost of revenues increased by $51 million or 13% (6% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$20 million of higher depreciation expense driven by IBX data center expansions; and
•$12 million of higher compensation costs.
The remainder of the increase was driven by higher costs across various categories including utilities expense and repairs and maintenance.
Asia-Pacific Cost of Revenues. During the three months ended March 31, 2026, Asia-Pacific cost of revenues increased by $19 million or 8% (5% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$17 million of higher depreciation expense driven by IBX data center expansions; and
•$8 million of higher utilities expense, primarily driven by higher usage.
The increase was offset by lower costs to provide non-recurring services.
We expect cost of revenues to increase across all three regions in line with the growth of our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2026 and 2025 by geographic regions were as follows ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$159	66%	$153	67%	$6	4%	3%
EMEA	53	22%	51	22%	2	4%	(1)%
Asia-Pacific	29	12%	25	11%	4	16%	12%
Total	$241	100%	$229	100%	$12	5%	3%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)

Americas Sales and Marketing Expenses. Our Americas sales and marketing expense did not materially change during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
We anticipate that we will continue to invest in sales and marketing initiatives to support the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2026 and 2025 by geographic regions were as follows ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$306	69%	$300	69%	$6	2%	1%
EMEA	82	18%	80	18%	2	3%	(2)%
Asia-Pacific	56	13%	58	13%	(2)	(3)%	(6)%
Total	$444	100%	$438	100%	$6	1%	(1)%
General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. Our Americas general and administrative expenses did not materially change during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

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
Restructuring and Other Exit Charges. During the three months ended March 31, 2026 and 2025, we recorded restructuring and other exit charges of $6 million and $10 million, respectively, primarily related to severance and other employee costs.
Transaction Costs. During the three months ended March 31, 2026 and 2025, we recorded transaction costs totaling $8 million and $6 million, respectively. These transaction costs were incurred in connection with evaluating and completing acquisitions and the formation of joint ventures. See Note 4 within the condensed consolidated financial statements.
Impairment Charges. We did not record a significant amount of impairment charges during the three months ended March 31, 2026 and 2025.
Gain or Loss on Asset Sales. During the three months ended March 31, 2026, we recorded a net gain on asset sales of $20 million, primarily related to the sale of the Hampton Campus to the AMER 3 Joint Venture. During the three months ended March 31, 2025, we did not record a significant amount of gain or loss on asset sales. See Note 4 within the condensed consolidated financial statements.
Income from Operations. Our income from operations increased by $119 million or 26% during the three months ended March 31, 2026 as compared to the same period in 2025. This increase is driven by the factors described above.
Interest Income. During the three months ended March 31, 2026 and 2025, we recorded interest income of $41 million and $47 million, respectively, primarily related to interest income earned on cash, cash equivalents and short-term investments as well as on the AMER 2 Loan further described in Note 11 within the condensed consolidated financial statements.
Interest Expense. Interest expense increased to $148 million for the three months ended March 31, 2026 from $122 million for the three months ended March 31, 2025. The increase was primarily due to the issuance of senior notes in 2026 and 2025.
During the three months ended March 31, 2026 and 2025, we capitalized $32 million and $11 million, respectively, of interest expense to construction in progress. See Note 8 within the condensed consolidated financial statements.
Other Income or Expense. We did not record a significant amount of other income or expense during the three months ended March 31, 2026 and 2025. See Note 4 within the condensed consolidated financial statements.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the three months ended March 31, 2026 and 2025.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2026 and 2025, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the condensed consolidated financial statements for the three months ended March 31, 2026 and 2025.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026 and 2025, we recorded $56 million and $49 million of income tax expense, respectively. Our effective tax rates were 11.9% and 12.5% for the three months ended March 31, 2026 and 2025, respectively.
Net Income. Our net income increased by $72 million or 21% in the three months ended March 31, 2026 as compared to the same period in 2025. This increase is driven by the factors described above.
Adjusted EBITDA. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring and other exit charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended March 31, 2026 and 2025 by geographic regions was as follows ($ in millions):

	Three Months Ended March 31,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$516	42%	$443	42%	$73	16%	15%
EMEA	424	34%	365	34%	59	16%	10%
Asia-Pacific	305	24%	259	24%	46	18%	14%
Total	$1,245	100%	$1,067	100%	$178	17%	13%
Americas Adjusted EBITDA. During the three months ended March 31, 2026, Americas adjusted EBITDA increased by $73 million or 16% (15% on a constant currency basis), primarily due to higher revenues, as described above, supported by disciplined operating expense management.
EMEA Adjusted EBITDA. During the three months ended March 31, 2026, EMEA adjusted EBITDA increased by $59 million or 16% (10% on a constant currency basis), primarily due to higher revenues, as described above, supported by disciplined operating expense management.
Asia-Pacific Adjusted EBITDA. During the three months ended March 31, 2026, Asia-Pacific adjusted EBITDA increased by $46 million or 18% (14% on a constant currency basis), primarily due to higher revenues, as described above, supported by disciplined operating expense management.
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
•transaction costs
•gain or loss on asset sales
The following table presents a reconciliation of Adjusted EBITDA to net income (in millions):

	Three Months Ended March 31,
	2026	2025
Net income	$415	$343
Income tax expense	56	49
Interest income	(41)	(47)
Interest expense	148	122
Other (income) expense	(1)	(9)
Depreciation, amortization, and accretion expense	544	480
Stock-based compensation expense	128	113
Restructuring and other exit charges	6	10
Impairment charges	2	—
Transaction costs	8	6
(Gain) loss on asset sales	(20)	—
Adjusted EBITDA	$1,245	$1,067
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

	Three Months Ended March 31,
	2026	2025
Net income	$415	$343
Net (income) loss attributable to non-controlling interests	—	—
Net income attributable to common stockholders	415	343
Adjustments:
Real estate depreciation	351	297
(Gain) loss on disposition of real estate assets	(20)	—
Adjustments for FFO from unconsolidated joint ventures	12	7
FFO attributable to common stockholders	$758	$647

	Three Months Ended March 31,
	2026	2025
FFO attributable to common stockholders	$758	$647
Adjustments:
Installation revenue adjustment	8	2
Straight-line rent expense adjustment	4	3
Contract cost adjustment	(15)	(7)
Amortization of deferred financing costs and debt discounts	7	5
Stock-based compensation expense	128	113
Non-real estate depreciation expense	138	134
(Gain) loss on disposition of non-real estate assets	—	2
Amortization expense	52	48
Accretion expense adjustment	3	1
Recurring capital expenditures	(32)	(26)
Restructuring and other exit charges	6	10
Transaction costs	8	6
Impairment charges	2	—
Income tax expense adjustment	—	6
Adjustments for AFFO from unconsolidated joint ventures	(2)	3
AFFO attributable to common stockholders	$1,065	$947
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three months ended March 31, 2026 as compared to the same period in 2025, the U.S. dollar was weaker relative to the British pound and euro, which resulted in a favorable foreign currency impact on revenue and operating income, and an unfavorable foreign currency impact on operating expenses. There were no significant impacts from currencies that the U.S. dollar was comparably stronger to during the three months ended March 31, 2026 as compared to the same period in 2025. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses denominated in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2025 are used as exchange rates for the three months ended March 31, 2026 when comparing the three months ended March 31, 2026 with the three months ended March 31, 2025).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of March 31, 2026, our principal sources of liquidity were $3.1 billion of cash, cash equivalents and short-term investments. In addition to our cash balance, we had approximately $4.0 billion of additional liquidity available to us from our $4.0 billion revolving facility and general access to both public and private debt and equity capital markets. We also have additional liquidity available to us from our 2024 ATM Program, under which we may offer and sell from time to time our common stock in "at the market" transactions on either a spot or forward basis. As of March 31, 2026, we had approximately $1.2 billion available for sale remaining under the 2024 ATM Program.
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
Cash Flow
Our net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2026 and 2025 were as follows (in millions):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$717	$809	$(92)
Net cash used in investing activities	(1,459)	(964)	(495)
Net cash provided by financing activities	349	15	334
Operating Activities
Net cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities decreased by $92 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily driven by increases in cash paid for costs and operating expenses, partially offset by improved results of operations.
Investing Activities
Net cash used in investing activities increased by $495 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to:
•$594 million increase in purchases of short-term investments;
•$506 million increase in capital expenditures;
•$106 million increase in real estate acquisitions; and
•$103 million increase in purchases of equity investments.
This increase was partially offset by:
•$595 million increase in maturities of short-term investments; and
•$258 million increase in proceeds from the sale of assets.
Financing Activities
Net cash provided by financing activities increased by $334 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily driven by a $1.1 billion increase in proceeds from senior notes, net of debt discounts.
This increase was partially offset by:
•$674 million repayment of other debt; and

•$99 million decrease in proceeds from the sale of shares under the 2024 ATM Program.
Material Cash Commitments
As of March 31, 2026, our principal commitments were primarily comprised of:
•approximately $19.8 billion of principal from our senior notes (gross of debt issuance costs and debt discounts);
•approximately $4.5 billion of interest on senior notes, mortgage payable, other loans payable and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$29 million of principal from our mortgage payable, other loans payable and term loans (gross of debt issuance costs and debt discounts);
•approximately $5.2 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $5.5 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $2.2 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during the remainder of 2026 and beyond, the majority of which is payable within the next two years.
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
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of March 31, 2026. For additional information, see “Maturities of Lease Liabilities” in Note 7 within the condensed consolidated financial statements.
Critical Accounting Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill and other intangibles assets, accounting for property, plant and equipment and accounting for leases, which are discussed in more detail under the caption "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We may be exposed to market risks related to changes in foreign currency exchange rates and interest rates. There have been no significant changes to our risk exposure management or procedures in relation to these risks during the three months ended March 31, 2026 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
We have entered into various foreign currency debt obligations as described in Note 8 within the condensed consolidated financial statements. Our foreign currency debt obligations that would otherwise remeasure through earnings are hedged by cross-currency interest rate swaps designated as cash flow hedges. Additionally, we enter cross-currency interest rate swaps to effectively convert some of our U.S. dollar-denominated debt into foreign currencies. These derivative instruments are also designated as net investment hedges against our net investments in foreign subsidiaries. Changes in the fair value of hedging instruments designated as net investment hedges are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. As a result, we do not have a significant exposure to future losses in earnings resulting from our cross-currency interest rate swaps. Further information about our use of foreign currency derivative instruments is described in Note 5 within the condensed consolidated financial statements.
The U.S. dollar generally weakened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2026. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical 10% strengthening of the U.S. dollar for the three months ended March 31, 2026 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $79 million and $69 million, respectively.
With the existing cash flow hedges in place, a hypothetical 10% weakening of the U.S. dollar for the three months ended March 31, 2026 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $93 million and $83 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of March 31, 2026 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations.

We periodically enter into interest rate locks to hedge the interest rate exposure created by anticipated fixed rate debt issuances, which are designated as cash flow hedges. When interest rate locks are settled, any accumulated gain or loss included as a component of accumulated other comprehensive income (loss) will be amortized to interest expense over the term of the forecasted hedged transaction, which is equivalent to the term of the interest rate locks.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information set forth under “Note 9 — Commitments and Contingencies — Contingent Liabilities” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business. Additional risks which we do not presently consider material, or of which we are not currently aware, may also have an adverse impact on us. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect our business and securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether such factors have occurred in the past or their likelihood of occurring in the future. The information discussed below is at the time of this filing. This section contains forward-looking statements.
Risk Factors
Risks Related to the Macro Environment
Geopolitical events and political tensions contribute to an already complex landscape, and could have a negative effect on our global business operations.
Our global footprint exposes us to various geopolitical risks in the markets in which we operate. Current geopolitical events, including trade tensions between the U.S. and other countries, the war between Russia and Ukraine, the war in Iran and ongoing conflicts in the Middle East, could negatively affect our global operations, and the future impact of these events remains unpredictable. We have operations and business relationships in the Middle East, and escalation of hostilities involving Iran, Israel, and the U.S. or regional proxy groups could adversely affect regional stability, threaten U.S. technology and defense companies with critical infrastructure such as data centers, impair access to ports and transportation routes, increase fuel, energy, freight, insurance, and security costs, and delay or prevent access to data centers. Recent disruptions in and around the Strait of Hormuz have demonstrated potential for armed conflict or related governmental actions to materially interfere with commercial shipping and global trade. In addition, expanded sanctions, export controls, customs restrictions, currency instability, or other governmental measures affecting the region could impair our ability to conduct business, collect receivables, perform under contracts, or repatriate funds. Any such events could also reduce customer demand, delay projects, expose us to contractual disputes, and adversely affect our business, financial condition, and results of operation.
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
Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to those relating to natural disasters, cyber-attacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids or internal systems, and planned power outages by public utilities, could harm our customers and our business. Remote non-IBX data center employees could be subjected to power outages at home which could be difficult to track and could affect their day-to-day operations. Our international operations in emerging markets, expose us to some supply insecurity associated with technical, regulatory and reliability problems, as well as transmission constraints. In some of our IBX data centers in leased buildings we lack control over onsite infrastructure, including generators and fuel tanks. As a result, in the event of a power outage, we could be dependent upon third-party landlords and utility companies for power restoration. While we utilize backup generators and fuel contracts, these measures may not always prevent downtime or solve for long-term or large-scale outages. We have experienced outages in the past for various reasons and could experience outages in the future. Any outage or supply disruption could adversely affect our business, customer experience and revenues.
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
Our business depends on providing customers with highly reliable solutions. We must safeguard our customers' infrastructure and equipment located in our IBX data centers and ensure our IBX data centers and non-IBX business operations remain operational at all times. We rely on landlords for basic maintenance of our leased IBX data centers and office buildings and, in some cases, the landlord is responsible for the infrastructure that runs the building such as power connections, UPSs and backup power generators. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us and we may be required to incur substantial additional costs to repair or upgrade the IBX data centers. Newly acquired data centers also may not have the same power infrastructure and design in place as our own IBX data centers. These legacy designs could require upgrades in order to meet our standards and our customers’ expectations. Until the legacy systems are brought up to our standards, customers in these IBX data centers could be exposed to higher risks of unexpected power outages. We have experienced power outages because of these legacy design issues in the past and we could experience them in the future.
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
Terrorist activity, or other acts of violence, including violence stemming from war or the current climate of political and economic uncertainty, could adversely impact our business.
The continued threat of terrorist activity and other acts of war or hostility both domestically and abroad by terrorist organizations, organized crime organizations, or other criminals along with violence stemming from political unrest, contribute to a climate of political and economic uncertainty in many of the regions in which we operate. Due to concerns around threats to U.S. technology and defense companies with critical infrastructure such as data centers, we may need to incur additional costs in the future to provide enhanced security, including cybersecurity and physical security, which could have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers and employees, our ability to raise capital and the operation and maintenance of our IBX data centers.
We experienced cybersecurity incidents in the past and may be vulnerable to future security breaches, which could disrupt our operations and have a material adverse effect on our business, results of operation and financial condition.
Despite our efforts to protect against cyber-attacks, we are not fully insulated from such threats. We have experienced cybersecurity attacks and security incidents to varying degrees, and in some cases, threat actors have gained unauthorized access to our systems and data. While previous incidents have been resolved, and their impacts have been immaterial, we expect we will continue to face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, ransomware, malware, distributed denial-of-service attacks or other malicious activities, and the impact of such events in the future may be material. A cyber attack may originate from either an external actor or an insider threat within the organization. In the course of our business, we utilize vendors and other partners who are also sources of cyber risks to us. In addition, our hybrid working model, that includes both work from home and in office working environments, could expose us to additional security risks.
We offer professional solutions to our customers where we consult on data center solutions and assist with implementations. We also offer managed services in certain locations where we manage the data center infrastructure for our customers. The access to our clients' networks and data, which is gained from these solutions, creates some risk that our clients' networks or data could be improperly accessed. We may also design our clients' cloud storage systems in such a way that exposes our clients to increased risk of data breach. If we are held responsible for any such breach, it could result in a significant loss to us, including damage to our client relationships, harm to our brand and reputation, and legal liability.
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
We carry liability, property, business interruption and other insurance policies to cover insurable risks to our company. We select the types of insurance, limits and deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies contain industry standard exclusions for events such as war and nuclear reaction. We purchase earthquake insurance for certain of our IBX data centers, but for our IBX data centers in high-risk zones, including those in California and Japan, we have elected to self-insure. The earthquake and flood insurance that we do purchase would be subject to high deductibles. Any of the limits of insurance that we purchase, including those for flood or cyber risks, could prove to be inadequate, which could materially and adversely impact our business, financial condition and results of operations.
If we are unable to recruit or retain key qualified personnel, our business could be harmed.
Our new Chief Financial Officer, Olivier Leonetti, joined us in March 2026. Any significant leadership change involves risk, and any failure to transition effectively could hinder our strategic planning, business execution and future performance. A transition in our Chief Financial Officer role may create uncertainty and operational challenges, including disruption to employee workflows, increased distraction, potential adverse impacts on employee retention and satisfaction, loss of institutional knowledge and an increased risk of delays or errors in financial reporting and internal controls during the transition period. Any such impacts could impair our ability to execute our financial strategy effectively and could adversely affect our results of operations and financial condition.

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
We lease certain of our IBX data centers under long-term arrangements. We have converted most of these leased IBX data centers from vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us but provide for the rent to be set at then-prevailing market rates. To the extent that these rates are higher than current rates, these higher costs may adversely impact our business and results of operations, or we may decide against renewing the lease. There may also be changes in shared operating costs in connection with our leases, which are commonly referred to as common area maintenance expenses. In the event that an IBX data center lease does not have a renewal option, or we fail to exercise a renewal option in a timely fashion and lose our right to renew the lease, we may not be successful in negotiating a renewal of the lease. Further, for various reasons, a landlord may not want to renew the lease with us, or he may transfer his interests to third parties which could affect our ability to renew the lease. This could force us to exit a building prematurely, which could disrupt our business, harm our customer relationships, impact and harm our joint venture relationships, expose us to liability under our customer contracts or joint venture agreements, cause us to take impairment charges and negatively affect our results of operations.
We depend on a number of third parties to provide internet connectivity to our IBX data centers; if connectivity is interrupted or terminated, our results of operations and cash flow could be materially and adversely affected.
The presence of diverse telecommunications carriers' fiber networks in our IBX data centers is critical to our ability to retain and attract new customers. We are not a telecommunications carrier, and thus rely on third parties to provide our customers with carrier services. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. We rely primarily on revenue opportunities from the telecommunications carriers' customers to encourage them to invest the capital and operating resources required to connect from their data centers to our IBX data centers. Carriers will likely evaluate the revenue opportunity of an IBX data center based on the assumption that the environment will be highly competitive. We cannot provide assurance that each and every carrier will elect to offer its services within our IBX data centers or that once a carrier has decided to provide internet connectivity to our IBX data centers that it will continue to do so for any period of time.
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
Server technologies continue to evolve and in some instances these changes can result in customers increasing their use of high-power density equipment in our IBX data centers which can increase the demand for power on a per cabinet basis. Additionally, the workloads related to new and evolving technologies such as AI are increasing the demand for high density computing power. Because many of our IBX data centers were built a number of years ago, the current demand for power may exceed the designed electrical capacity in these IBX data centers. As power, not space, is a limiting factor in many of our IBX data centers, our ability to fully utilize the space in those IBX data centers may be impacted. The ability to increase the power capacity of an IBX data center is dependent on several factors including, but not limited to, the local utility's ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical and mechanical infrastructure of an IBX data center to deliver additional power and cooling to customers. Although we are currently designing and building to a higher power specification than that of many of our older IBX data centers, and are considering redevelopment of certain sites where appropriate, there is a risk that demand could continue to increase, or our redevelopment may not be successful, and the space inside our IBX data centers could become underutilized sooner than expected.
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
We have also invested in joint ventures and announced our intention to seek additional joint ventures to develop capacity to serve the large footprint needs of a targeted set of hyperscale customers by leveraging existing capacity and dedicated hyperscale builds. We believe these hyperscale customers will also play a large role in the growth of the market for AI. There can be no assurances that our joint ventures will be successful or that we find appropriate partners, or that we will be able to successfully meet the needs of these customers through our hyperscale offerings.
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
Government contracts often have unique terms and conditions to address public sector acquisition requirements, such as most favored customer obligations, and are generally subject to audits and investigations. On occasion, we have been out of compliance with contractual terms of certain government contracts and have remedied them as necessary. Being out of compliance with the terms of such contracts could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business.
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
The market price of our common stock shares has recently been and may continue to be highly volatile. General economic and market conditions, like the ones we are currently experiencing, and market conditions for technology, data center and REIT stocks in general, may affect the market price of our common stock.
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
•litigation and government investigations;
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
We have been, and in the future may be, subject to securities class action or other litigation. For example, we recently resolved a stockholder class action lawsuit and continue to face multiple stockholder derivative claims as described in "Legal Proceedings" included in Part II, Item 1 of this Quarterly Report on Form 10-Q. Litigation can be lengthy, expensive, and divert management's attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief. Further, any payments made in settlement may directly reduce our revenue under U.S. GAAP and could negatively impact our results of operations for the period. While we maintain insurance coverage, we cannot be certain that such coverage will continue to be available on acceptable terms or in sufficient amounts to cover potential losses. For all of these reasons, litigation could seriously harm our business, results of operations, financial condition or cash flows.
Our results of operations may fluctuate.
We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our results of operations may cause the market price of our common stock to be volatile. Significant fluctuations in our results of operations in the foreseeable future may be due to a variety of factors, many of which are listed in this Risk Factors section. Additional factors could include, but are not limited to:
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
•changes in general economic conditions, such as those stemming from pandemics, geopolitical events, or other economic downturns, or specific market conditions in the telecommunications and internet industries, any of which could have a material impact on us or on our customer base;
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
As of March 31, 2026, our retained earnings were $6.5 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Attacks on merchant vessels remain high in the Red Sea which is causing disruptions in shipping routes. Although alternative routes are available, including routes via the Cape of Good Hope, these routes can add additional transit time and lead to delayed deliveries and increased fuel costs. We anticipate the disruptions in the Red Sea could continue to escalate. Any additional or unexpected disruptions to our supply chain, including in the event of any sustained regional escalation of the current conflict in the Middle East in the area around the Red Sea and Strait of Hormuz or more broadly, or inflationary pressures could significantly affect the cost and delivery timing of our planned expansion projects and interfere with our ability to meet commitments to customers who have contracted for space in new IBX data centers under construction.
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
We have completed numerous acquisitions and we expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including, but not limited to:
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
•the possibility that announced acquisitions may not be completed, due to failure to satisfy the conditions to closing;

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
We have entered into joint ventures to develop and operate data centers. Certain sites that are intended to be utilized in joint ventures require investment for development. The success of these joint ventures will depend, in part, on our ability to find suitable land and power. From time to time, Equinix may incur costs or make commitments to acquire land and/or power prior to the consummation of the joint venture, in advance of any transfer to the joint venture or prior to finalization of any customer contracts. These commitments could result in increased costs and risks for Equinix. The success of these joint ventures will also depend on the development of the data center sites. Such development may be more difficult, time-consuming or costly than expected and could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. Additionally, if it is determined these sites are no longer desirable for the joint ventures, we would need to adapt such sites for other purposes and incur additional expenses as a result.
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
•protectionist laws and business practices favoring local competition or in reaction to an anti-American sentiment;
•greater difficulty or delay in accounts receivable collection;
•difficulties in staffing and managing foreign operations, including negotiating with foreign labor unions or workers' councils;
•difficulties in managing across cultures and in foreign languages;
•political and economic instability, including from geopolitical conflicts;
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
We have a significant amount of debt and have announced our need to incur additional debt to support our planned growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of March 31, 2026, our total indebtedness (inclusive of finance lease liabilities and gross of debt issuance costs and debt discounts) was approximately $22.1 billion, our stockholders' equity was $14.3 billion and our cash, cash equivalents and short-term investments totaled $3.1 billion. In addition, as of March 31, 2026, we had approximately $4.0 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of March 31, 2026, we recorded operating lease liabilities of $1.4 billion, which represents our obligation to make lease payments under those lease arrangements.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2024, we established an "at the market" equity offering program (the "2024 ATM Program") to replace a previous program from 2022 which had been exhausted (the "2022 ATM Program”). Under the $2.0 billion 2024 ATM Program, we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of March 31, 2026, we had approximately $1.2 billion available for sale under the 2024 ATM Program. We have refreshed our ATM program in the past and may refresh our ATM program in the future, which may lead to additional dilution for our stockholders. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 10 within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM programs.
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
We are subject to various federal, state and local environmental and health and safety laws and regulations in the U.S. and at our non-U.S. locations, including those relating to the generation, storage, handling and disposal of hazardous substances, regulated materials and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have arranged for, disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and other regulated materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions, refrigerants and other materials. At some of our locations, hazardous substances or regulated materials are known to be present in soil or groundwater, and there may be additional unknown hazardous substances, or regulated materials present at sites that we own, operate or lease. At some of our locations, there are land use restrictions in place relating to earlier environmental cleanups that currently do not materially limit our use of the sites. To the extent any hazardous substances or any other substance or material must be investigated, cleaned up or removed from any property that we own, operate or lease, we may be responsible under applicable laws, regulations, permits or leases for the investigation, removal or cleanup of such substances or materials, the cost of which could be substantial.
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
We may fail to execute our sustainability initiatives, including reaching our climate targets, or may encounter objections to them, which may adversely affect public perception of our business and affect our relationship with our customers, regulators, our stockholders and/or other stakeholders.
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
Various laws and governmental regulations, both in the U.S. and abroad, governing internet-related services, related communications services and information technologies are evolving rapidly to address technological advancements, shifting consumer behaviors and the rise of new services. Changes to these laws and regulations could have a material adverse effect on us and our customers. We expect there may also be forthcoming regulation in areas of regulating the responsible use of AI, data access and sharing, such as the EU Artificial Intelligence Act, the EU Data Act, and the introduction of heightened measures to be adopted with respect to cybersecurity, operational resilience, data privacy, sustainability, taxation and data security, any of which could impact us and our customers.
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
Regulators are increasingly aware of and recognize the importance of data centers in ensuring the availability, resiliency, security and stability of digitalized critical services such as national security, healthcare and financial and banking services. Our business was designated "critical infrastructure" or "essential services" which allowed our data centers to remain open in many jurisdictions during the COVID-19 pandemic. Regulations such as the US Cyber Incident Reporting for Critical Infrastructure Act of 2022 (“CIRCIA 2022”), the SEC Cybersecurity Disclosure Rule, the EU Network and Information Security Directive No.2 (“NIS 2”), the EU Digital Operational Resilience Act (“DORA”), and Australia’s Security of Critical Infrastructure Act 2018 make it mandatory for Equinix to comply with more stringent requirements related to cybersecurity, data privacy, controls on data storage and cross border data transfer and operational resilience, more so, in countries where our entities and/or IBXs are designated as critical information or critical national infrastructure. For example, we have recently been designated as a “Critical ICT Third-Party Information and Communications Technology ("ICT") Service Provider" under DORA. Any regulations restricting our ability to operate our business for any reason could have a material adverse effect on our business.
Laws and regulations related to economic sanctions, export controls, anti-bribery and anti-corruption, and other international activities may restrict or limit our ability to engage in transactions or dealings with certain counterparties, in or with certain countries or territories, or in certain activities. We screen third parties against applicable sanctions lists per our standard process, and use of software solutions when possible. However, sanctions lists continue to evolve and vary by country. We continue to address necessary changes in global sanctions laws including by running manual sanctions checks in certain instances and we modify our processes as necessary in light of evolving laws. A material failure to comply with global sanctions laws could have a negative effect on our reputation, business and financial condition. In addition, we have several Chinese customers who are named in restrictive executive orders ("EOs") in the U.S., and while a majority of these EOs do not apply to the type of services that we currently provide to these Chinese customers, the landscape continues to evolve, and new rules have been broader than what we have historically experienced. If we are required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected. The U.S. has also been adopting a restrictive posture toward Chinese technology, data flows, and cross-border digital infrastructure, which could materially impact our business.
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

Additionally, we maintain certain other regional and/or business specific organizational structures for various tax, legal and other business purposes. The organization, maintenance and reporting requirements for our entity structure are complex and require coordination amongst many teams within Equinix and the use of outside service providers. While we use automation tools and software where possible to manage this process, a meaningful amount of work continues to be manual. We believe we have adequate controls in place to manage these complex structures, but if our controls fail, there could be significant legal and tax implications to our business and our operations, including, but not limited to, material tax and legal liabilities.
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
We paid a quarterly distribution on March 18, 2026 and have declared a quarterly distribution for the second quarter of 2026 to be paid on June 17, 2026. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the settlement of reserves or required debt service or amortization payments.
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
Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes, including taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, with respect to dealer property income or in order to utilize one or more relief provisions under the Code to maintain our qualification for taxation as a REIT.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of March 31, 2026, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the entry into new joint venture structures, the adoption of new accounting principles and tax laws, and our overhaul of our back-office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, each of the following directors and/or officers adopted or terminated a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. All trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.

Name and Title	Date	Action	Start Date	End Date	Total Shares to be Sold
Brandi Galvin Morandi, Chief People Officer	03/09/2026	Adoption	06/08/2026	03/31/2027	See footnote (1)

(1)Ms. Galvin Morandi’s plan includes (a) 3,726 shares and (b) subject to the achievement of performance conditions, the potential sale of shares for tax withholding relating to awards totaling up to 10,926 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2026 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	3/13/2023	3.1

4.1	Indenture, dated as of March 18, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.	POSASR	3/18/2024	4.4

4.2	Eighth Supplemental Indenture, dated as of March 5, 2026, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.	8-K	3/5/2026	4.4

4.3	Form of 4.700% Senior Note due 2033 (included in exhibit 4.2)	8-K	3/5/2026	4.6

4.4	Indenture, dated as of February 13, 2026, among Equinix Asia Financing Corporation Pte. Ltd., as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.	POSASR	2/13/2026	4.8

4.5	First Supplemental Indenture, dated as of March 5, 2026, among Equinix Asia Financing Corporation Pte. Ltd., as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.	8-K	3/5/2026	4.3

4.6	Form of 4.400% Senior Note due 2031 (included in Exhibit 4.5)	8-K	3/5/2026	4.5

10.1**	2026 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for Executives.				X

10.2**	2026 Form of TSR Restricted Stock Unit Agreement for Executives.				X

10.3**	2026 Form of Time-Based Restricted Stock Unit Agreement for Executives.				X

10.4**	2026 Form of Revenue/AFFO per Share Performance Restricted Stock Unit Agreement for CEO.				X

10.5**	2026 Form of TSR Restricted Stock Unit Agreement for CEO.				X

10.6**	2026 Form of Time-Based Restricted Stock Unit Agreement for CEO.				X

10.7**	2026 Equinix, Inc. Global Annual Incentive Plan.	X

10.8**	Form of Executive Severance Agreement for Executives.	X

10.9**	Amended and Restated Severance Agreement between Equinix, Inc. and Adaire Fox-Martin dated February 6, 2026.	X

10.10**	Offer Letter between Equinix, Inc. and Olivier Leonetti dated February 17, 2026.	X

10.11**	Transition Agreement between Equinix, Inc. and Mike Campbell, dated February 16, 2026.	X

21.1	Subsidiaries of Equinix, Inc.	X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
*     Furnished herewith.
**    Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: April 29, 2026
	By:	/s/ OLIVIER LEONETTI
Chief Financial Officer
(Principal Financial Officer)