Form 10-Q
period 2026-06-30
EQUINIX INC
filed 2026-07-29
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of July 28, 2026 was 98,671,686.

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
Risks Related to the Macro Environment
•Geopolitical events and political tensions contribute to an already complex landscape and could have a negative effect on our global business operations.
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
•Negative perceptions regarding the environmental, social, and community impacts of our data centers could adversely affect our ability to develop, expand, and operate our business.
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$979	$1,727
Short-term investments	1,245	1,500
Accounts receivable, net of allowance of $13 and $16	1,256	1,001
Other current assets	842	897
Total current assets	4,322	5,125
Property, plant and equipment, net	25,222	23,584
Operating lease right-of-use assets	1,296	1,392
Goodwill	5,912	5,984
Intangible assets, net	1,204	1,316
Other assets	3,120	2,740
Total assets	$41,076	$40,141
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,263	$1,350
Accrued property, plant and equipment	723	564
Current portion of operating lease liabilities	156	155
Current portion of finance lease liabilities	176	168
Current portion of mortgage and loans payable	9	17
Current portion of senior notes	1,170	1,299
Other current liabilities	323	340
Total current liabilities	3,820	3,893
Operating lease liabilities, less current portion	1,211	1,304
Finance lease liabilities, less current portion	2,104	2,187
Mortgage and loans payable, less current portion	11	686
Senior notes, less current portion	18,519	16,910
Other liabilities	1,013	983
Total liabilities	26,678	25,963
Commitments and contingencies (Note 9)
Redeemable non-controlling interest	25	25
Common stockholders’ equity (shares in thousands):
Common stock, $0.001 par value per share: 300,000 shares authorized; 98,731 issued and 98,671 outstanding in 2026 and 98,288 issued and 98,226 outstanding in 2025	—	—
Additional paid-in capital	22,015	21,642
Treasury stock, at cost; 60 shares in 2026 and 62 shares in 2025	(23)	(24)
Accumulated dividends	(13,231)	(12,202)
Accumulated other comprehensive loss	(1,374)	(1,359)
Retained earnings	6,995	6,099
Total common stockholders' equity	14,382	14,156
Non-controlling interests	(9)	(3)
Total stockholders’ equity	14,373	14,153
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$41,076	$40,141
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
Revenues	$2,625	$2,256	$5,069	$4,481
Costs and operating expenses:
Cost of revenues	1,230	1,084	2,416	2,168
Sales and marketing	239	221	480	450
General and administrative	462	451	906	889
Restructuring and other exit charges	6	2	12	12
Transaction costs	3	3	11	9
Impairment charges	17	1	19	1
(Gain) loss on asset sales	3	—	(17)	—
Total costs and operating expenses	1,960	1,762	3,827	3,529
Income from operations	665	494	1,242	952
Interest income	36	52	77	99
Interest expense	(151)	(135)	(299)	(257)
Other income (expense)	(28)	(7)	(27)	2
Gain (loss) on debt extinguishment	1	1	1	1
Income before income taxes	523	405	994	797
Income tax expense	(46)	(38)	(102)	(87)
Net income	477	367	892	710
Net (income) loss attributable to non-controlling interests	2	1	2	1
Net income attributable to common stockholders	$479	$368	$894	$711
Earnings per share (“EPS”) attributable to common stockholders:
Basic EPS	$4.86	$3.76	$9.07	$7.28
Weighted-average shares for basic EPS (in thousands)	98,641	97,835	98,516	97,674
Diluted EPS	$4.83	$3.75	$9.04	$7.26
Weighted-average shares for diluted EPS (in thousands)	99,136	98,050	98,931	97,968
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
Net income	$477	$367	$892	$710
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment ("CTA"):
CTA gain (loss)	29	505	(16)	824
Income tax effects	—	—	—	—
CTA gain (loss), net of tax	29	505	(16)	824
Change in net investment hedge CTA gain (loss):
Net investment hedge CTA gain (loss)	(15)	(245)	6	(373)
Income tax effects	(1)	(4)	(4)	(5)
Net investment hedge CTA gain (loss), net of tax	(16)	(249)	2	(378)
Change in unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(44)	(129)	11	(158)
Income tax effects	(2)	33	(14)	48
Unrealized gain (loss) on cash flow hedges, net of tax	(46)	(96)	(3)	(110)
Total other comprehensive income (loss), net of tax	(33)	160	(17)	336
Comprehensive income, net of tax	444	527	875	1,046
Net (income) loss attributable to non-controlling interests	2	1	2	1
Other comprehensive (income) loss attributable to non-controlling interests	2	—	2	—
Comprehensive income attributable to common stockholders	$448	$528	$879	$1,047
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income	$892	$710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,101	982
Stock-based compensation	273	240
Impairment charges	19	1
(Gain) loss on asset sales	(17)	—
Other operating activities	31	23
Changes in operating assets and liabilities:
Accounts receivable	(258)	(169)
Income taxes, net	(24)	(45)
Operating lease right-of-use assets	79	79
Operating lease liabilities	(77)	(71)
Accounts payable and accrued expenses	(80)	(149)
Other assets and liabilities	(155)	152
Net cash provided by operating activities	1,784	1,753
Cash flows from investing activities:
Purchases of equity investments	(264)	(48)
Distributions from equity investments	33	4
Purchases of short-term investments	(789)	(795)
Maturities and sales of short-term investments	1,054	450
Business acquisitions, net of cash acquired	—	(182)
Real estate acquisitions	(224)	(99)
Purchases of other property, plant and equipment	(2,834)	(1,739)
Proceeds from sale of assets, net of cash transferred	348	—
Settlement of foreign currency hedges	101	50
Investment in loan receivable	—	(45)
Net cash used in investing activities	(2,575)	(2,404)
Cash flows from financing activities:
Proceeds from employee equity programs	49	50
Payment of dividends	(1,029)	(928)
Proceeds from public offering of common stock, net of issuance costs	—	99
Proceeds from senior notes, net of debt discounts	2,419	2,066
Repayment of finance lease liabilities	(89)	(72)
Repayment of other debt	(682)	(1)
Repayment of senior notes	(700)	—
Other financing activities	26	(8)
Net cash provided by (used in) financing activities	(6)	1,206
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(11)	53
Net increase (decrease) in cash, cash equivalents and restricted cash	(808)	608
Cash, cash equivalents and restricted cash at beginning of period	1,824	3,082
Cash, cash equivalents and restricted cash at end of period	$1,016	$3,690

Cash and cash equivalents	$979	$3,660
Current portion of restricted cash included in other current assets	1	5
Non-current portion of restricted cash included in other assets	36	25
Total cash, cash equivalents and restricted cash at end of period	$1,016	$3,690
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
Our effective tax rates were 10.3% and 10.9% for the six months ended June 30, 2026 and 2025, respectively.
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
2.    Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2026	$1,001	$56	$126	$133	$170
Closing balances as of June 30, 2026	1,256	84	217	159	215
Increase	$255	$28	$91	$26	$45

(1)The net change in our allowance for credit losses was insignificant during the six months ended June 30, 2026.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the six months ended June 30, 2026 from the opening deferred revenue balance as of January 1, 2026 was $69 million. The amount of revenue recognized during the six months ended June 30, 2025 from the opening deferred revenue balance as of January 1, 2025 was $55 million.
Remaining Performance Obligations
Approximately $15.0 billion of revenues, including deferred installation revenues, are expected to be recognized in future periods related to unsatisfied performance obligations as of June 30, 2026. Most of our revenue contracts have an initial term varying from one to five years, and thereafter automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 65% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployment dates, contract modifications, scheduled price increases, renewals and/or terminations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented ($ in millions except per share data; share data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$477	$367	$892	$710
Net (income) loss attributable to non-controlling interests	2	1	2	1
Net income attributable to common stockholders	$479	$368	$894	$711

Weighted-average shares used to calculate basic EPS	98,641	97,835	98,516	97,674
Effect of dilutive securities:
Employee equity awards	495	215	415	294
Weighted-average shares used to calculate diluted EPS	99,136	98,050	98,931	97,968

EPS attributable to common stockholders:
Basic EPS	$4.86	$3.76	$9.07	$7.28
Diluted EPS	$4.83	$3.75	$9.04	$7.26
The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock related to employee equity awards	2	219	108	145
Forward equity sale agreements	163	—	55	—
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes our equity method investments, which are included in other assets on the condensed consolidated balance sheets (in millions):

Investee	VIE	Ownership Percentage	June 30, 2026	December 31, 2025
xScale Joint Ventures
EMEA 1 Joint Venture		20%	$104	$141
EMEA 2 Joint Venture	X	20%	278	253
Asia-Pacific 1 Joint Venture	X	20%	47	47
Asia-Pacific 2 Joint Venture	X	20%	39	37
Asia-Pacific 3 Joint Venture	X	20%	21	23
AMER 1 Joint Venture	X	20%	10	8
AMER 2 Joint Venture	X	20%	25	27
AMER 3 Joint Venture (1)	X	Various (1)	211	—
Total xScale Joint Ventures			735	536
Other Joint Ventures	Various	Various	16	15
Total Equity Method Investments			$751	$551

(1)We have investments at various levels of the AMER 3 Joint Venture structure, including a 2% interest in the parent company and 23% interests in various asset companies consolidated by the parent. Our effective interest in the AMER 3 Joint Venture assets is 25%.
The following table summarizes the impact of our share of income (losses) from equity method investments, adjusted for basis differences, which was included in other income (expense) in our condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equity method income (losses)	$(24)	$(5)	$(20)	$(4)
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Equinix does not have predominant control over the unconsolidated VIEs and that Equinix is not considered to be the primary beneficiary.
The following table summarizes our maximum exposure to loss related to the unconsolidated VIEs as of June 30, 2026 (in millions):

Equity Investments	$631
Outstanding Accounts Receivable	140
Other Receivables	133
Contract Assets	158
Loan Commitment (1)	392
Future Equity Contribution Commitments (2)	118
Maximum Future Payments under Debt Guarantees (3)	48
Total	$1,620

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
The following table presents the assets and liabilities of the Indonesian VIE (in millions):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$16	$12
Property, plant and equipment, net	75	65
Other	12	11
Total assets	$103	$88

Finance lease liabilities	$21	$24
Other	11	12
Total liabilities	$32	$36
The losses from the Indonesian VIE were insignificant for the three and six months ended June 30, 2026 and 2025.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5.    Derivatives and Hedging Instruments
Derivatives and Other Instruments Designated as Hedging Instruments
Net Investment Hedges
Foreign Currency Debt: We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which may be designated as hedges against our net investments in foreign subsidiaries. As of December 31, 2025, the total principal amount of foreign currency debt obligations designated as net investment hedges was $923 million. As of June 30, 2026, no foreign currency debt obligations were designated as net investment hedges.
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
Embedded Derivatives: Certain of our customer agreements that are priced in currencies different from the functional or local currencies of the parties involved are deemed to have foreign currency forward contracts embedded in them. These embedded derivatives are separated from their host contracts and carried on our balance sheet at their fair value. The majority of these embedded derivatives arise as a result of our foreign subsidiaries pricing their customer contracts in U.S. dollars. We use some of these forward contracts embedded within our customer agreements to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of June 30, 2026 and December 31, 2025, the total remaining contract value of such customer agreements under this hedging program was $34 million and $230 million, respectively.
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
As of June 30, 2026, our foreign currency forward contracts had maturity dates ranging from July 2026 to December 2028 and we had a net loss of $7 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months. As of December 31, 2025, our foreign currency forward contracts had maturity dates ranging from January 2026 to December 2027 and we had a net loss of $51 million recorded within accumulated other comprehensive income

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(loss) to be reclassified to revenues and expenses for cash flow hedges that mature in the 12 months following December 31, 2025.
Cross-currency Interest Rate Swaps: We use cross-currency swaps, designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated debt and our U.S. dollar-denominated debt issued by our foreign subsidiaries. As of June 30, 2026, the cross-currency swaps had maturity dates ranging from March 2027 to June 2034. We had a net gain of $35 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months. As of December 31, 2025, our cross-currency interest rate swaps had maturity dates ranging from March 2026 to June 2034. We had a net gain of $13 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the 12 months following December 31, 2025. We use the spot method to assess hedge effectiveness. Fair value changes from spot rates are recognized in other comprehensive income (loss) initially and immediately reclassified to earnings to offset the gain or loss from remeasuring the associated debt. We exclude time value and cross currency basis spread from the assessment of hedge effectiveness and recognize the excluded component in interest expense through the swap accrual process. The difference between fair value changes of the excluded component and the amount amortized is recognized in other comprehensive income (loss).
Interest Rate Locks: We hedge the interest rate exposure created by anticipated fixed-rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of June 30, 2026 and December 31, 2025, we had a net gain of $3 million and $4 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the 12 months following June 30, 2026 and December 31, 2025, respectively, for interest rate locks.
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
We also use foreign currency forward contracts to manage the foreign exchange risk associated with undesignated embedded derivatives. Gains and losses on these contracts are included in revenue, on a net basis, along with the foreign currency gains and losses of the embedded derivatives associated with these foreign currency forward contracts. As of June 30, 2026, the total remaining contract value of customer agreements which contain undesignated embedded derivatives was $175 million. As of December 31, 2025, there were no such customer agreements.
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

	June 30, 2026			December 31, 2025
	Notional Amount (1)	Fair Value		Notional Amount (1)	Fair Value
		Assets (2)	Liabilities (3)		Assets (2)	Liabilities (3)
Net investment hedges:
Foreign currency forward contracts	$421	$16	$10	$1,224	$14	$8
Cross-currency interest rate swaps	350	—	21	373	7	32
Cash flow hedges:
Foreign currency forward contracts	1,563	21	26	1,577	1	72
Cross-currency interest rate swaps	3,603	2	40	2,972	65	58
Interest rate locks	514	—	6	—	—	—
Non-designated hedges:
Foreign currency forward contracts	3,973	69	33	2,134	2	31
Cross-currency interest rate swaps	792	7	4	2,003	166	28
Total	$11,216	$115	$140	$10,283	$255	$229

(1)Excludes embedded derivatives.
(2)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(3)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.
Impact on Accumulated Other Comprehensive Income (Loss)
The pre-tax gains (losses) from hedging instruments recognized in accumulated other comprehensive income (loss) were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net investment hedges:
Foreign currency debt	$—	$(111)	$2	$(152)
Foreign currency forward contracts (included component)	(15)	(39)	(5)	(45)
Foreign currency forward contracts (excluded component)	1	—	(2)	—
Cross-currency interest rate swaps (included component)	8	(94)	19	(190)
Cross-currency interest rate swaps (excluded component)	(9)	(1)	(8)	14
Total	$(15)	$(245)	$6	$(373)

Cash flow hedges:
Foreign currency forward contracts	$18	$(128)	$66	$(185)
Cross-currency interest rate swaps (excluded component)	(55)	(2)	(47)	26
Interest rate locks	(7)	1	(8)	1
Total	$(44)	$(129)	$11	$(158)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Impact on Earnings
The gains (losses) from derivative instruments recognized in earnings, and the location of such gains (losses) in our condensed consolidated statements of operations were as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain (loss)	2026	2025	2026	2025
Net investment hedges:
Foreign currency forward contracts (excluded component)	Interest expense	$2	$3	$5	$5
Cross-currency interest rate swaps (excluded component)	Interest expense	1	3	2	8
Total		$3	$6	$7	$13

Cash flow hedges:
Foreign currency forward contracts	Revenues	$(19)	$(12)	$(47)	$6
Foreign currency forward contracts	Costs and operating expenses	10	6	24	(3)
Cross-currency interest rate swaps (excluded component)	Interest expense	7	3	12	7
Cross-currency interest rate swaps (included component)	Other income (expense)	21	(43)	58	(64)
Interest rate locks	Interest expense	1	1	2	1
Total		$20	$(45)	$49	$(53)

Non-designated hedges:
Foreign currency forward contracts	Other income (expense)	$3	$(59)	$(1)	$(103)
Foreign currency forward contracts	Revenues	(2)	—	(3)	—
Cross-currency interest rate swaps	Other income (expense)	1	(56)	3	(54)
Total		$2	$(115)	$(1)	$(157)

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

	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts Not Offset in the Balance Sheet	Net
June 30, 2026
Derivative assets	$141	$—	$141	$(108)	$33
Derivative liabilities	161	—	161	(108)	53

December 31, 2025
Derivative assets	$267	$—	$267	$(80)	$187
Derivative liabilities	241	—	241	(80)	161
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair values of certain financial assets and liabilities were as follows (in millions):

	June 30, 2026				December 31, 2025
	Fair Value	Fair Value Measurement Using			Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$617	$617	$—	$—	$1,333	$1,333	$—	$—
Time deposits (2)	1,267	—	1,267	—	1,271	—	1,271	—
U.S. government securities - held to maturity (3)	5	—	5	—	256	—	256	—
U.S. government securities - available for sale (4)	5	5	—	—	—	—	—	—
Loan receivable (5)	344	—	—	344	351	—	—	351
Derivative instruments (6)	115	—	115	—	255	—	255	—
Total	$2,353	$622	$1,387	$344	$3,466	$1,333	$1,782	$351
Liabilities:
Derivative instruments (6)	$140	$—	$140	$—	$229	$—	$229	$—
Mortgage and loans payable (7)	20	—	20	—	706	—	706	—
Senior notes (7)	18,689	18,286	403	—	17,297	16,847	450	—
Total	$18,849	$18,286	$563	$—	$18,232	$16,847	$1,385	$—

(1)Instruments are included within cash and cash equivalents in our condensed consolidated balance sheets, and are measured at fair value.
(2)Instruments are included within cash and cash equivalents and short-term investments in our condensed consolidated balance sheets, and are measured at amortized cost.
(3)Instruments are included within short-term investments in our condensed consolidated balance sheets, and are measured at amortized cost. All of our U.S. government securities classified into this category mature within one year. As of June 30, 2026, no allowance for credit losses was recorded for these securities and there were insignificant unrecognized gains and losses.
(4)Instruments are included within short-term investments in our condensed consolidated balance sheets, and are measured at fair value. All of our U.S. government securities classified into this category mature within one year. As of June 30, 2026, no allowance for credit losses was recorded for these securities and there were insignificant unrealized gains and losses.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
7.    Leases
Lease Expenses
The components of lease expenses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease cost
Amortization of right-of-use assets (1)	$56	$47	$107	$91
Interest on lease liabilities	29	31	58	61
Total finance lease cost	85	78	165	152

Operating lease cost	57	60	116	118
Variable lease cost	19	19	39	41
Total lease cost	$161	$157	$320	$311

(1)Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in our condensed consolidated statements of operations.
Other Information
Other information related to leases is presented in the following tables (in millions):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$56	$59
Operating cash flows from operating leases	117	110
Financing cash flows from finance leases	89	72

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$40	$88
Operating leases	2	70

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term - finance leases (2)	13 years	13 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	5%	5%
Finance lease right-of-use assets (3)	$2,209	$2,277

(1)Represents all non-cash changes in right-of-use assets.
(2)Includes lease renewal options that are reasonably certain to be exercised.
(3)As of June 30, 2026 and December 31, 2025, we recorded accumulated amortization of finance lease right-of-use assets of $1.2 billion and $1.1 billion, respectively. Finance lease assets are recorded within property, plant and equipment, net in our condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturities of Lease Liabilities
The maturities of our lease liabilities as of June 30, 2026 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2026 (6 months remaining)	$105	$139	$244
2027	215	290	505
2028	187	310	497
2029	157	269	426
2030	147	254	401
Thereafter	1,017	1,948	2,965
Total lease payments	1,828	3,210	5,038
Plus amount representing residual property value	—	—	—
Less imputed interest	(461)	(930)	(1,391)
Total	$1,367	$2,280	$3,647
We entered into agreements with various landlords, primarily to lease data center spaces and ground leases, which have not yet commenced as of June 30, 2026. These leases are expected to commence between 2026 and 2029, with lease terms of 2 to 99 years and total lease commitments of approximately $708 million.
8.    Debt Facilities
Mortgage and Loans Payable
Our mortgage and loans payable balance consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Term loans	$1	$673
Mortgage payable and other loans payable	19	30
	20	703
Less current portion	(9)	(17)
	$11	$686
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
As of June 30, 2026, we had 22 irrevocable letters of credit totaling $18 million issued and outstanding, with approximately $4.0 billion remaining available to borrow, under the 2022 Revolving Facility. As of June 30, 2026 and December 31, 2025, unamortized debt issuance costs for the 2022 Revolving Facility of $1 million and $2 million, respectively, were presented in other assets in our condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
Our senior notes balance consisted of the following (in millions):

	June 30, 2026		December 31, 2025
	Amount	Effective Rate	Amount	Effective Rate
1.450% Senior Notes due 2026	—	1.64%	700	1.64%
2.900% Senior Notes due 2026	600	3.04%	600	3.04%
0.250% Euro Senior Notes due 2027	571	0.45%	587	0.45%
1.800% Senior Notes due 2027	500	1.96%	500	1.96%
1.550% Senior Notes due 2028	650	1.67%	650	1.67%
2.000% Senior Notes due 2028	400	2.21%	400	2.21%
2.875% Swiss Franc Senior Notes due 2028	371	3.05%	378	3.05%
3.250% Euro Senior Notes due 2029	857	3.45%	881	3.45%
1.558% Swiss Franc Senior Notes due 2029	124	1.79%	126	1.79%
3.200% Senior Notes due 2029	1,200	3.30%	1,200	3.30%
3.500% Singapore Dollar Senior Notes due 2030	386	3.67%	389	3.67%
3.950% Canadian Dollar Senior Notes due 2030	458	4.17%	—	—%
2.150% Senior Notes due 2030	1,100	2.27%	1,100	2.27%
4.600% Senior Notes due 2030	1,250	4.81%	1,250	4.81%
3.250% Euro Senior Notes due 2031	743	3.46%	763	3.46%
4.400% Senior Notes due 2031	700	4.71%	—	—%
2.500% Senior Notes due 2031	1,000	2.65%	1,000	2.65%
3.900% Senior Notes due 2032	1,200	4.07%	1,200	4.07%
2.900% Singapore Dollar Senior Notes due 2032	502	3.01%	505	3.01%
4.000% Canadian Dollar Senior Notes due 2032	493	4.29%	510	4.29%
1.000% Euro Senior Notes due 2033	686	1.18%	705	1.18%
4.700% Senior Notes due 2033	800	4.95%	—	—%
3.650% Euro Senior Notes due 2033	686	3.78%	705	3.78%
4.000% Euro Senior Notes due 2034	857	4.17%	881	4.17%
5.500% Senior Notes due 2034	750	5.74%	750	5.74%
3.625% Euro Senior Notes due 2034	571	3.75%	587	3.75%
2.000% Japanese Yen Senior Notes Series A due 2035	232	2.07%	240	2.07%
2.130% Japanese Yen Senior Notes Series C due 2035	91	2.20%	94	2.20%
4.750% Canadian Dollar Senior Notes due 2035	423	4.86%	—	—%
2.370% Japanese Yen Senior Notes Series B due 2043	63	2.42%	65	2.42%
2.570% Japanese Yen Senior Notes Series D due 2043	28	2.62%	29	2.62%
2.570% Japanese Yen Senior Notes Series E due 2043	61	2.62%	64	2.62%
3.000% Senior Notes due 2050	500	3.09%	500	3.09%
2.950% Senior Notes due 2051	500	3.00%	500	3.00%
3.400% Senior Notes due 2052	500	3.50%	500	3.50%
	19,853		18,359
Less amount representing unamortized debt issuance costs and debt discounts	(164)		(150)
	19,689		18,209
Less current portion	(1,170)		(1,299)
Total	$18,519		$16,910

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
3.950% Canadian Dollar Senior Notes due 2030 and 4.750% Canadian Dollar Senior Notes due 2035
On May 7, 2026, we issued C$650 million, or approximately $478 million, at the exchange rate in effect on that date, aggregate principal amount of 3.950% senior notes due May 15, 2030 (the "2030 CAD Notes") and C$600 million, or approximately $441 million, at the exchange rate in effect on that date, aggregate principal amount of 4.750% senior notes due May 15, 2035 (the "2035 CAD Notes"). Interest on the 2030 CAD Notes and the 2035 CAD Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2026. Total debt discounts and debt issuance costs were $4 million for each of the 2030 and 2035 CAD Notes.
The following table sets forth maturities of our debt, including mortgage and loans payable and senior notes, gross of debt issuance costs and debt discounts, as of June 30, 2026 (in millions):

Years ending:
2026 (6 months remaining)	$607
2027	1,076
2028	1,426
2029	2,185
2030	3,194
Thereafter	11,385
Total	$19,873
Interest Charges
Other information related to interest is presented in the following tables (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$151	$135	$299	$257
Interest capitalized	38	14	70	25
Interest charges incurred	$189	$149	$369	$282

			Six Months Ended June 30,
			2026	2025
Interest paid in cash, net of capitalized interest			$296	$212
9.    Commitments and Contingencies
Purchase Commitments
As a result of our various IBX data center developments, as of June 30, 2026 we were contractually committed for unaccrued capital expenditures, primarily for real estate purchases, IBX infrastructure equipment not yet

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
delivered and labor not yet provided. We also had numerous other non-capital purchase commitments in place as of June 30, 2026, such as commitments to purchase power in select locations through the remainder of 2026 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2026 and thereafter. Certain of our multi-year commitments to purchase power are subject to variable pricing or do not specify a fixed or minimum volume commitment. Due to the indeterminable nature of the spend under these commitments, they are not included in the amounts below.
Total future purchase commitments as of June 30, 2026 are as follows (in millions):

Years ending:
2026 (6 months remaining)	3,348
2027	2,683
2028	1,203
2029	288
2030	118
Thereafter	599
$8,239
Other Commitments
On February 26, 2026, we entered into an equity commitment letter with a subsidiary of Canadian Pension Plan Investment Board ("CPPIB") to contribute up to $963 million in exchange for approximately 40% ownership of the subsidiary, in connection with the subsidiary's planned acquisition of atNorth, a Nordic high-density colocation and built-to-suit data center provider. Our contribution is subject to customary closing conditions, including regulatory approvals, for the joint purchase of atNorth. In addition, we have committed to lease a minimum level of capacity from atNorth by December 31, 2029, subject to the finalization of locations and lease terms. The amount of this commitment is not currently determinable.
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
On August 6, 2025, certain of the Company's current and former directors and officers were named as defendants in a shareholder derivative lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware. The lawsuit alleges, among other things, violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty, unjust enrichment and waste of corporate assets related to allegations that the Company or its representatives made false and misleading statements about our business, results, internal controls and accounting practices between May 3, 2019 and March 24, 2024. The lawsuit also makes additional allegations that certain directors' and officers' alleged knowledge of the purported misconduct constituted insider trading. The lawsuit seeks, among other relief, findings of misconduct, an award of damages to Equinix, and attorneys’ fees and costs. We filed a motion to dismiss the lawsuit on October 20, 2025. It was granted on May 27, 2026 and the case has been dismissed.
In the opinion of management, there are no other pending claims for which the outcome is expected to result in a material adverse effect on the financial position, results of operations or cash flows.
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
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2026.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection with matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of June 30, 2026.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of June 30, 2026.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. While we have purchased insurance that could limit our exposure, our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of June 30, 2026.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into a credit facility agreement with a group of lenders under which it could borrow up to approximately $1.1 billion in total at the exchange rate in effect on June 30, 2026, with such facility maturing in October 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with a guarantee covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under the credit facility, up to a limit of $229 million in total at the exchange rate in effect on June 30, 2026. As of June 30, 2026, the maximum potential amount of our future payments under this guarantee was approximately $48 million at the exchange rates in effect on that date. We and our co-investor entered into an ancillary agreement to allocate funding under the credit facility agreement for use by our AMER 1 Joint Venture. As of June 30, 2026, $11 million of the guarantee was related to the AMER 1 Joint Venture. Our estimated fair value of this guarantee is minimal as the likelihood of making a payout under the guarantee is remote.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
10.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three and six months ended June 30, 2026 and 2025 ($ in millions except per share data; share data in thousands):

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	98,288	$—	(62)	$(24)	$21,642	$(12,202)	$(1,359)	$6,099	$14,156	$(3)	$14,153
Net income	—	—	—	—	—	—	—	415	415	—	415
Other comprehensive income	—	—	—	—	—	—	16	—	16	—	16
Issuance of common stock and release of treasury stock for employee equity awards	397	—	—	—	49	—	—	—	49	—	49
Dividend distribution on common stock, $5.16 per share	—	—	—	—	—	(508)	—	—	(508)	—	(508)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	4	—	—	4	—	4
Stock-based compensation, net of estimated forfeitures	—	—	—	—	167	—	—	—	167	—	167
Balance as of March 31, 2026	98,685	$—	(62)	(24)	21,858	(12,707)	(1,343)	6,514	14,298	(3)	14,295
Net income (loss)	—	—	—	—	—	—	—	479	479	(2)	477
Other comprehensive loss	—	—	—	—	—	—	(31)	—	(31)	(2)	(33)
Change in ownership interest	—	—	—	—	—	—	—	2	2	(2)	—
Issuance of common stock and release of treasury stock for employee equity awards	46	—	2	1	2	—	—	—	3	—	3
Dividend distribution on common stock, $5.16 per share	—	—	—	—	—	(508)	—	—	(508)	—	(508)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Accrued dividends on unvested equity awards	—	—	—	—	—	(16)	—	—	(16)	—	(16)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	155	—	—	—	155	—	155
Balance as of June 30, 2026	98,731	$—	(60)	$(23)	$22,015	$(13,231)	$(1,374)	$6,995	$14,382	$(9)	$14,373

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	97,390	$—	(103)	$(39)	$20,895	$(10,342)	$(1,735)	$4,749	$13,528	$(1)	$13,527
Net income	—	—	—	—	—	—	—	343	343	—	343
Other comprehensive income	—	—	—	—	—	—	176	—	176	—	176
Issuance of common stock and release of treasury stock for employee equity awards	406	—	19	7	42	—	—	—	49	—	49
Issuance of common stock under ATM program	107	—	—	—	99	—	—	—	99	—	99
Dividend distribution on common stock, $4.69 per share	—	—	—	—	—	(457)	—	—	(457)	—	(457)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	2	—	—	2	—	2
Stock-based compensation, net of estimated forfeitures	—	—	—	—	150	—	—	—	150	—	150
Balance as of March 31, 2025	97,903	—	(84)	(32)	21,186	(10,798)	(1,559)	5,092	13,889	(1)	13,888

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Net income (loss)	—	—	—	—	—	—	—	368	368	(1)	367
Other comprehensive income	—	—	—	—	—	—	160	—	160	—	160
Issuance of common stock and release of treasury stock for employee equity awards	41	—	5	2	—	—	—	—	2	—	2
Dividend distribution on common stock, $4.69 per share	—	—	—	—	—	(459)	—	—	(459)	—	(459)
Accrued dividends on unvested equity awards	—	—	—	—	—	(14)	—	—	(14)	—	(14)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	138	—	—	—	138	—	138
Balance as of June 30, 2025	97,944	$—	(79)	$(30)	$21,324	$(11,271)	$(1,399)	$5,460	$14,084	$(2)	$14,082

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Balance as of December 31, 2025	Net Change	Balance as of June 30, 2026
Foreign CTA gain (loss)	$(1,607)	$(16)	$(1,623)
Net investment hedge CTA gain (loss) (1)	257	2	259
Unrealized gain (loss) on cash flow hedges (1)	(8)	(3)	(11)
Net actuarial gain (loss) on defined benefit plans (2)	(1)	—	(1)
	$(1,359)	$(17)	$(1,376)
Accumulated other comprehensive (income) loss attributable to non-controlling interests	—	2	2
Total accumulated other comprehensive loss attributable to common stockholders	$(1,359)	$(15)	$(1,374)

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
Forward sale activity under the 2024 ATM Program is summarized as follows ($ in millions except per share data; shares in thousands):

	Contractual Maturity Dates	Execution Date	Number of Shares (1)	Weighted Average Price per Share (2)	Settlement Value (2)
Outstanding, December 31, 2024			—	$—	$—
Outstanding, December 31, 2025			—	—	—
Forward Sale Agreements Executed	January 2027	May 2026 to June 2026	465	1,070.52	498
Outstanding, June 30, 2026			465	$1,070.52	$498

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
We did not sell any shares on a spot basis under the 2024 ATM Program during the three and six months ended June 30, 2026, or during the three months ended June 30, 2025. During the six months ended June 30, 2025, we sold 107,493 shares on a spot basis under the 2024 ATM Program for approximately $99 million, net of commissions and other offering expenses.
As of June 30, 2026, we had approximately $700 million of common stock available for sale under the 2024 ATM Program.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Stock-Based Compensation
For the six months ended June 30, 2026, the Talent, Culture and Compensation Committee and/or the Stock Awards Committee of our Board of Directors, as the case may be, granted an aggregate of 823,920 restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $960.40 per share and a weighted-average requisite service period of 3.67 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues and adjusted funds from operations ("AFFO") per share as the performance measurements in the RSUs with both service and performance conditions that were granted in the six months ended June 30, 2026.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the six months ended June 30, 2026. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2026 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$19	$16	$35	$30
Sales and marketing	26	25	53	47
General and administrative	100	86	185	163
Total	$145	$127	$273	$240
Redeemable Non-controlling Interest
On April 3, 2023, we issued additional shares in our Indonesian operating entity to a third party investor for $25 million, which resulted in the third party investor owning a 25% interest in the entity. In June 2026, the third party investor's ownership interest was diluted from 25% to 14%.
Under the terms of the stockholders’ agreement, the investor may put its ownership stake in the entity to us for a maximum exercise price of $25 million, subject to certain contingent conditions. Accordingly, we present the investor’s contingently redeemable non-controlling interest ("NCI") outside of permanent equity at the higher of its maximum redemption amount of $25 million and its balance after attribution of gains and losses in our condensed consolidated balance sheets. There were no changes in the carrying value of the redeemable NCI for the three and six months ended June 30, 2026.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the income and expenses from these arrangements with equity method investees in our condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Nature of Transaction	2026	2025	2026	2025
Income (1)	$161	$36	$208	$104
Expenses (2)	7	7	14	13

(1)Primarily consists of revenues related to service arrangements as described above and also includes interest income earned on the AMER 2 Loan during the three months ended June 30, 2026 and 2025 of $9 million and $7 million, respectively, and during the six months ended June 30, 2026 and 2025 of $18 million and $14 million, respectively.
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
The following table presents the assets and liabilities from related party transactions with the equity method investees in our condensed consolidated balance sheets (in millions):

Balance Sheet	June 30, 2026	December 31, 2025
Accounts receivable, net	$145	$35
Other current assets (1)	197	58
Property, plant and equipment, net (2)	310	306
Operating lease right-of-use assets	30	32
Other assets (3)	437	350
Other current liabilities	30	17
Finance lease liabilities	299	287
Operating lease liabilities	27	29
Other liabilities	62	24

(1)The balance primarily relates to contract assets and other receivables.
(2)The balance relates to finance lease right-of-use assets. As of both June 30, 2026 and December 31, 2025, the weighted-average lease term for the finance leases was approximately nine years.
(3)The balance primarily relates to contract assets and the AMER 2 Loan receivable.
AMER 2 Loan
Concurrent with the closing of the AMER 2 Joint Venture, we entered into a loan agreement (the "AMER 2 Loan") with the AMER 2 Joint Venture, as a lender, with a maximum commitment of $392 million and a maturity date of April 10, 2028. We received an upfront fee of $4 million in connection with the origination of the loan, and earn interest at a contractual rate of 10% per annum on the drawn portion plus an unused commitment fee of 0.75% per annum on the undrawn portion, each payable quarterly. The term of the loan may be extended at the option of the borrower for one additional year, subject to an extension fee. The AMER 2 Loan is secured by the assets of the AMER 2 Joint Venture, including the SV12x data center site. The equity partners of the AMER 2 Joint Venture have provided limited guarantees in connection with the AMER 2 Loan, which require payments to the lender proportionately upon certain occurrences, such as a shortfall in capital necessary to complete construction or to make interest payments. Additionally, the equity partners may be liable for repayment of up to the entire debt balance upon the occurrence of certain adverse acts such as a non-permitted transfer of the SV12x data center site. The AMER 2 Loan was negotiated at arm's length. We have assessed the credit risk associated with the AMER 2 Loan to be low and the allowance for credit loss as of June 30, 2026 is insignificant. The maximum amount of credit loss we are exposed to is the outstanding principal, plus accrued interest and unused commitment fees. As of June 30, 2026, the total amount outstanding under the AMER 2 Loan, net of the unamortized upfront fee, was

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
$329 million. Additional amounts may be drawn down by the borrower periodically as needed for the continuation of development and other working capital needs.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables present segment information, including revenue information disaggregated by product lines and segment adjusted EBITDA, and a reconciliation to total consolidated income before income taxes (in millions):

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$747	$633	$392	$1,772	$1,478	$1,246	$778	$3,502
Interconnection	256	105	92	453	507	211	181	899
Managed infrastructure	56	40	16	112	113	81	33	227
Other (1)	8	28	4	40	15	57	8	80
Recurring revenues	1,067	806	504	2,377	2,113	1,595	1,000	4,708
Non-recurring revenues	184	39	25	248	229	77	55	361
Total revenues (2)	1,251	845	529	2,625	2,342	1,672	1,055	5,069
Less:
Segment cost of revenues	343	284	163	790	646	591	318	1,555
Other segment items (3)	267	105	67	439	539	201	133	873
Segment adjusted EBITDA	$641	$456	$299	$1,396	$1,157	$880	$604	$2,641
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(557)				$(1,101)
Stock-based compensation expense				(145)				(273)
Transaction costs				(3)				(11)
Restructuring and other exit charges				(6)				(12)
Impairment charges				(17)				(19)
Gain (loss) on asset sales				(3)				17
Interest income				36				77
Interest expense				(151)				(299)
Other income (expense)				(28)				(27)
Gain (loss) on debt extinguishment				1				1
Income before income taxes				$523				$994

(1)Includes some leasing and hedging activities.
(2)Total revenues attributed to the U.S. were $1.1 billion and $2.0 billion during the three and six months ended June 30, 2026. There was no other country from which we derived revenues that exceeded 10% of our total revenues and no single customer accounted for 10% or greater of our accounts receivable or revenues as at or for the three and six months ended June 30, 2026.
(3)Other segment items for each reportable segment are comprised of general and administrative and sales and marketing expenses, excluding stock-based compensation expense and depreciation, amortization and accretion expense.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$654	$572	$359	$1,585	$1,290	$1,139	$701	$3,130
Interconnection	231	96	80	407	460	183	157	800
Managed infrastructure	62	38	17	117	125	73	34	232
Other (1)	4	26	4	34	7	53	8	68
Recurring revenues	951	732	460	2,143	1,882	1,448	900	4,230
Non-recurring revenues	53	35	25	113	123	62	66	251
Total revenues (2)	1,004	767	485	2,256	2,005	1,510	966	4,481
Less:
Segment cost of revenues	290	264	153	707	580	545	309	1,434
Other segment items (3)	248	104	68	420	516	201	134	851
Segment adjusted EBITDA	$466	$399	$264	$1,129	$909	$764	$523	$2,196
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(502)				$(982)
Stock-based compensation expense				(127)				(240)
Transaction costs				(3)				(9)
Restructuring and other exit charges				(2)				(12)
Impairment charges				(1)				(1)
Interest income				52				99
Interest expense				(135)				(257)
Other income (expense)				(7)				2
Gain (loss) on debt extinguishment				1				1
Income before income taxes				$405				$797

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
 We provide the following additional segment disclosures for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization:
Americas	$282	$272	$569	$541
EMEA	161	134	310	257
Asia-Pacific	108	93	213	180
Total	$551	$499	$1,092	$978
Capital expenditures:
Americas	$872	$642	$1,577	$1,143
EMEA	442	252	771	423
Asia-Pacific	264	95	486	173
Total	$1,578	$989	$2,834	$1,739
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, were located in the following geographic regions (in millions):

	Property, plant and equipment, net		Operating lease right-of-use assets
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Americas	$11,748	$10,840	$362	$340
EMEA	8,835	8,314	366	449
Asia-Pacific	4,639	4,430	568	603
Total	$25,222	$23,584	$1,296	$1,392
13.    Subsequent Events
Declaration of dividends
On July 29, 2026, we declared a quarterly cash dividend of $5.16 per share, which is payable on September 16, 2026 to our common stockholders of record as of the close of business on August 19, 2026.
Revolving credit facility
On July 27, 2026, we entered into a $5.5 billion senior unsecured multicurrency revolving credit facility, which replaces our existing 2022 Revolving Facility.

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
Our management's discussion and analysis of financial condition and results of operations is intended to assist readers in understanding our financial information from our management's perspective and is presented as follows:
•Overview
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge solutions platform with offerings that enable our customers to reach everywhere, interconnect everyone and integrate everything. We connect economies, countries, enterprises and communities, delivering seamless digital experiences and cutting-edge artificial intelligence (“AI")—quickly, efficiently and with high service reliability.
Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Equinix for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 282 data centers, including 23 xScale data centers and the MC1 and SN1 data centers that are held in unconsolidated joint ventures, across 77 markets around the world. We offer the following solutions:
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
Annualized Gross Bookings
Annualized Gross Bookings represents the annualized revenue impact of stated monthly recurring revenues ("MRR") on newly executed contracts with a term of 12 months or more, net of any MRR decreases from cancellations or terminations associated with the new contracts and adjusted for the impact of pricing changes on existing contracts. This measure excludes contracts for recurring revenue from our joint ventures and the impact of power price adjustments. This measure only includes contracts that we anticipate will start generating revenue within 90 days. During the three and six months ended June 30, 2026, we had total Annualized Gross Bookings of $424 million and $802 million, up 23% and 16% from the three and six months ended June 30, 2025, respectively. This growth reflects an increase in customer demand and in our ability to capture that demand across our global platform.
Capacity Trends
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 78% as of June 30, 2026 and 2025. We continue to monitor the available capacity in each of our selected markets. In certain markets, growth may increasingly depend on the timely delivery of new capacity and supporting power infrastructure. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption, which we expect to accelerate with the adoption of AI, has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our existing IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center, and in our ability to expand our footprint in existing and new markets. Additionally, global supply chain challenges could result in a lack of availability or delays in the delivery of data center equipment. These challenges have driven us to invest in and commit to future purchases in advance of our standard practice to mitigate risks associated with these supply chain issues. These constraints could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows and the growth opportunities presented by the adoption of new technologies, including AI.
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
Revenue
Our business is primarily based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to five years in length and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 2% of our recurring revenues for the three and six months ended June 30, 2026 and 3% for the three and six months ended June 30, 2025. Our 50 largest customers accounted for approximately 36% of our recurring revenues for both the three and six months ended June 30, 2026 and 2025.

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
Taxation as a REIT
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of June 30, 2026, our REIT structure included a majority of our data center operations in the Americas and EMEA regions, as well as the data center operations in Japan, Singapore, and Malaysia. Our data center operations in other jurisdictions are operated as TRSs. We have also included our share of the assets in xScale joint ventures (with the exception of South Korea) in our REIT structure.
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
On June 17, 2026, we paid a quarterly cash dividend of $5.16 per share. On July 29, 2026, we declared a quarterly cash dividend of $5.16 per share, payable on September 16, 2026, to our common stockholders of record as of the close of business on August 19, 2026. We expect all of our 2026 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2026.
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
•In the first half of 2026, we issued $2.4 billion of senior notes due between 2030 and 2035. The issuances were denominated in U.S. dollars and Canadian dollars and were translated at the exchange rates in effect on issuance. See Note 8 within the condensed consolidated financial statements.
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

Three Months Ended June 30, 2026 and 2025
Revenues. Our revenues for the three months ended June 30, 2026 and 2025 were generated from the following revenue classifications and geographic regions ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$1,067	41%	$951	43%	$116	12%	11%
Non-recurring revenues	184	7%	53	2%	131	247%	244%
	1,251	48%	1,004	45%	247	25%	24%
EMEA:
Recurring revenues	806	31%	732	32%	74	10%	7%
Non-recurring revenues	39	1%	35	2%	4	11%	9%
	845	32%	767	34%	78	10%	7%
Asia-Pacific:
Recurring revenues	504	19%	460	20%	44	10%	9%
Non-recurring revenues	25	1%	25	1%	—	—%	1%
	529	20%	485	21%	44	9%	9%
Total:
Recurring revenues	2,377	91%	2,143	95%	234	11%	9%
Non-recurring revenues	248	9%	113	5%	135	119%	118%
	$2,625	100%	$2,256	100%	$369	16%	15%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Revenues
(in millions)
Americas Revenues. During the three months ended June 30, 2026, Americas revenues increased by $247 million or 25% (24% on a constant currency basis). Growth in Americas revenues was primarily due to:

•$124 million of incremental revenues from non-recurring services provided to our joint ventures;
•approximately $54 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended June 30, 2026; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
EMEA Revenues. During the three months ended June 30, 2026, EMEA revenues increased by $78 million or 10% (7% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $28 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended June 30, 2026; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
Asia-Pacific Revenues. During the three months ended June 30, 2026, Asia-Pacific revenues increased by $44 million or 9% (9% on a constant currency basis). Increase in Asia-Pacific revenues was primarily due to:
•approximately $9 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended June 30, 2026; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
Cost of Revenues. Our cost of revenues for the three months ended June 30, 2026 and 2025 by geographic regions was as follows ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$525	43%	$451	41%	$74	16%	15%
EMEA	435	35%	388	36%	47	12%	9%
Asia-Pacific	270	22%	245	23%	25	10%	10%
Total	$1,230	100%	$1,084	100%	$146	13%	12%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended June 30, 2026, Americas cost of revenues increased by $74 million or 16% (15% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:

•$21 million of higher compensation costs;
•$19 million of higher depreciation expense driven by IBX data center expansions; and
•$14 million of higher utilities expense, primarily due to increases in power costs.
The remainder of the increase was driven by higher costs to provide non-recurring services, consulting costs and property taxes.
EMEA Cost of Revenues. During the three months ended June 30, 2026, EMEA cost of revenues increased by $47 million or 12% (9% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$24 million of higher depreciation expense driven by IBX data center expansions;
•$11 million of higher utilities expense, primarily due to increases in renewable energy costs; and
•$9 million of higher compensation costs.
Asia-Pacific Cost of Revenues. During the three months ended June 30, 2026, Asia-Pacific cost of revenues increased by $25 million or 10% (10% on a constant currency basis) primarily due to $14 million of higher depreciation expense driven by IBX data expansions. The remainder of the increase was driven by higher compensation costs and utilities expense.
We expect cost of revenues to increase across all three regions in line with the growth of our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2026 and 2025 by geographic regions were as follows ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$156	65%	$141	64%	$15	11%	10%
EMEA	54	23%	51	23%	3	6%	4%
Asia-Pacific	29	12%	29	13%	—	—%	(3)%
Total	$239	100%	$221	100%	$18	8%	7%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the three months ended June 30, 2026, Americas sales and marketing expense increased by $15 million or 11% (10% on a constant currency basis) primarily due to $12 million of higher consulting and compensation costs, partially offset by lower advertising expense.

EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
We anticipate that we will continue to invest in sales and marketing initiatives to support the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2026 and 2025 by geographic regions were as follows ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$312	67%	$305	67%	$7	2%	2%
EMEA	92	20%	88	20%	4	5%	3%
Asia-Pacific	58	13%	58	13%	—	—%	—%
Total	$462	100%	$451	100%	$11	2%	2%
 General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. Our Americas general and administrative expenses did not materially change during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
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

Restructuring and other Exit Charges. We did not record a significant amount of restructuring charges during the three months ended June 30, 2026 and 2025.
Transaction Costs. We did not record a significant amount of transaction costs during the three months ended June 30, 2026 and 2025.
Impairment Charges. During the three months ended June 30, 2026, we recorded impairment charges of $17 million related to unrecoverable expenditures on a previously impaired asset. We did not record a significant amount of impairment charges during the three months ended June 30, 2025.
Gain or Loss on Asset Sales. We did not record a significant gain or loss on asset sales during the three months ended June 30, 2026 and 2025.
Income from Operations. Our income from operations increased by $171 million or 35% during the three months ended June 30, 2026 as compared to the same period in 2025. This increase is driven by the factors described above.
Interest Income. Interest income decreased by $16 million or 31% during the three months ended June 30, 2026 as compared to the same period in 2025. The decrease was primarily due to a lower average balance of cash, cash equivalents and short-term investments during the current period.
Interest Expense. Interest expense increased to $151 million for the three months ended June 30, 2026 from $135 million for the three months ended June 30, 2025. The increase was primarily due to the issuance of senior notes in 2026 and 2025.
During the three months ended June 30, 2026 and 2025, we capitalized $38 million and $14 million, respectively, of interest expense to construction in progress. See Note 8 within the condensed consolidated financial statements.
Other Income or Expense. We recorded net other expense of $28 million during the three months ended June 30, 2026, primarily related to our equity method investments. See Note 4 within the condensed consolidated financial statements. We did not record a significant amount of other income or expense during the three months ended June 30, 2025.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the three months ended June 30, 2026 and 2025.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2026 and 2025, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the condensed consolidated financial statements for the three months ended June 30, 2026 and 2025.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the three months ended June 30, 2026 and 2025.
For the three months ended June 30, 2026 and 2025, we recorded $46 million and $38 million of income tax expense, respectively. Our effective tax rates were 8.8% and 9.4% for the three months ended June 30, 2026 and 2025, respectively.
Net Income. Our net income increased by $110 million or 30% in the three months ended June 30, 2026 as compared to the same period in 2025. This increase is driven by the factors described above.
Adjusted EBITDA. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring and other exit charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended June 30, 2026 and 2025 by geographic regions was as follows ($ in millions):

	Three Months Ended June 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$641	46%	$466	42%	$175	38%	37%
EMEA	456	33%	399	35%	57	14%	11%
Asia-Pacific	299	21%	264	23%	35	13%	13%
Total	$1,396	100%	$1,129	100%	$267	24%	22%
Americas Adjusted EBITDA. During the three months ended June 30, 2026, Americas adjusted EBITDA increased by $175 million or 38% (37% on a constant currency basis), primarily due to higher revenues, as described above, supported by operating expense management.
EMEA Adjusted EBITDA. During the three months ended June 30, 2026, EMEA adjusted EBITDA increased by $57 million or 14% (11% on a constant currency basis), primarily due to higher revenues, as described above, supported by operating expense management.
Asia-Pacific Adjusted EBITDA. During the three months ended June 30, 2026, Asia-Pacific adjusted EBITDA increased by $35 million or 13% (13% on a constant currency basis), primarily due to higher revenues, as described above, supported by operating expense management.
Six Months Ended June 30, 2026 and 2025
Revenues. Our revenues for the six months ended June 30, 2026 and 2025 were generated from the following revenue classifications and geographic regions ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$2,113	41%	$1,882	43%	$231	12%	11%
Non-recurring revenues	229	5%	123	3%	106	86%	85%
	2,342	46%	2,005	46%	337	17%	16%
EMEA:
Recurring revenues	1,595	31%	1,448	32%	147	10%	6%
Non-recurring revenues	77	2%	62	1%	15	24%	15%
	1,672	33%	1,510	33%	162	11%	6%
Asia-Pacific:
Recurring revenues	1,000	20%	900	20%	100	11%	9%
Non-recurring revenues	55	1%	66	1%	(11)	(17)%	(17)%
	1,055	21%	966	21%	89	9%	7%
Total:
Recurring revenues	4,708	92%	4,230	95%	478	11%	9%
Non-recurring revenues	361	8%	251	5%	110	44%	41%
	$5,069	100%	$4,481	100%	$588	13%	11%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.

Revenues
(in millions)
Americas Revenues. During the six months ended June 30, 2026, Americas revenues increased by $337 million or 17% (16% on a constant currency basis). Growth in Americas revenues was primarily due to:
•$108 million of incremental revenues from non-recurring services provided to our joint ventures;
•approximately $94 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended June 30, 2026; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
EMEA Revenues. During the six months ended June 30, 2026, EMEA revenues increased by $162 million or 11% (6% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $50 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended June 30, 2026; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
Asia-Pacific Revenues. During the six months ended June 30, 2026, Asia-Pacific revenues increased by $89 million or 9% (7% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•approximately $16 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended June 30, 2026; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
The increase was partially offset by a decrease in revenues from non-recurring services provided to our joint ventures.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2026 and 2025 by geographic regions was as follows ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$1,008	42%	$902	42%	$106	12%	10%
EMEA	879	36%	781	36%	98	13%	8%
Asia-Pacific	529	22%	485	22%	44	9%	7%
Total	$2,416	100%	$2,168	100%	$248	11%	9%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the six months ended June 30, 2026, Americas cost of revenues increased by $106 million or 12% (10% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$38 million of higher depreciation expense driven by IBX data center expansions;
•$31 million of higher compensation costs;
•$26 million of higher utilities expense, driven by increases in power costs and higher utility usage; and
•$11 million of higher consulting costs.
The remainder of the increase was driven by higher property taxes, offset by lower costs to provide non-recurring services.
EMEA Cost of Revenues. During the six months ended June 30, 2026, EMEA cost of revenues increased by $98 million or 13% (8% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$43 million of higher depreciation expense driven by IBX data center expansions;
•$21 million of higher compensation costs; and
•$19 million of higher utilities expense, primarily due to increases in renewable energy costs.
The remainder of the increase was driven by higher costs across various categories including repairs and maintenance and consulting costs, offset by lower property taxes.
Asia-Pacific Cost of Revenues. During the six months ended June 30, 2026, Asia-Pacific cost of revenues increased by $44 million or 9% (7% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:

•$31 million of higher depreciation expense driven by IBX data center expansions;
•$13 million of higher utilities expense, primarily driven by increases in power costs; and
•$11 million of higher compensation costs.
The increase was offset by lower costs to provide non-recurring services.
We expect cost of revenues to increase across all three regions in line with the growth of our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2026 and 2025 by geographic regions were as follows ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$315	66%	$294	65%	$21	7%	6%
EMEA	107	22%	102	23%	5	5%	1%
Asia-Pacific	58	12%	54	12%	4	7%	4%
Total	$480	100%	$450	100%	$30	7%	5%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the six months ended June 30, 2026, Americas sales and marketing expense increased by $21 million or 7% (6% on a constant currency basis) primarily due to $17 million of higher costs to provide non-recurring services and $15 million of higher compensation costs, substantially offset by decreases in advertising cost.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
We anticipate that we will continue to invest in sales and marketing initiatives to support the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2026 and 2025 by geographic regions were as follows ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$618	68%	$605	68%	$13	2%	1%
EMEA	174	19%	168	19%	6	4%	—%
Asia-Pacific	114	13%	116	13%	(2)	(2)%	(3)%
Total	$906	100%	$889	100%	$17	2%	1%
General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the six months ended June 30, 2026, Americas general and administrative expenses increased by $13 million or 2% (1% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to $11 million of higher compensation costs and office expenses, substantially offset by lower depreciation expense.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
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
Restructuring and Other Exit Charges. For both the six months ended June 30, 2026 and 2025, we recorded restructuring and other exit charges of $12 million, primarily related to severance and other employee costs.
Transaction Costs. During the six months ended June 30, 2026 and 2025, we recorded transaction costs totaling $11 million and $9 million, respectively. These transaction costs were incurred in connection with evaluating and completing acquisitions and the formation of joint ventures. See Note 4 within the condensed consolidated financial statements.

Impairment Charges. During the six months ended June 30, 2026, we recorded impairment charges of $19 million, primarily related to unrecoverable expenditures on a previously impaired asset. We did not record a significant amount of impairment charges during the six months ended June 30, 2025.
Gain or Loss on Asset Sales. During the six months ended June 30, 2026, we recorded a net gain on asset sales of $17 million, primarily related to the sale of the Hampton Campus to the AMER 3 Joint Venture. We did not record a significant amount of gain or loss on asset sales during the six months ended June 30, 2025. See Note 4 within the condensed consolidated financial statements.
Income from Operations. Our income from operations increased by $290 million or 30% during the six months ended June 30, 2026 as compared to the same period in 2025. This increase is driven by the factors described above.
Interest Income. Interest income decreased by $22 million or 22% during the six months ended June 30, 2026 as compared to the same period in 2025. The decrease was primarily due to a lower average balance of cash, cash equivalents and short-term investments during the current period.
Interest Expense. Interest expense increased to $299 million for the six months ended June 30, 2026 from $257 million for the six months ended June 30, 2025. The increase was primarily due to the issuance of senior notes in 2026 and 2025.
During the six months ended June 30, 2026 and 2025, we capitalized $70 million and $25 million, respectively, of interest expense to construction in progress. See Note 8 within the condensed consolidated financial statements.
Other Income or Expense. We recorded net other expense of $27 million during the six months ended June 30, 2026, primarily related to our equity method investments. See Note 4 within the condensed consolidated financial statements. We did not record a significant amount of other income or expense during the six months ended June 30, 2025.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the six months ended June 30, 2026 and 2025.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2026 and 2025, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the condensed consolidated financial statements for the six months ended June 30, 2026 and 2025.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the six months ended June 30, 2026 and 2025.
For the six months ended June 30, 2026 and 2025, we recorded $102 million and $87 million of income tax expense, respectively. Our effective tax rates were 10.3% and 10.9% for the six months ended June 30, 2026 and 2025, respectively.
Net Income. Our net income increased by $182 million or 26% in the six months ended June 30, 2026 as compared to the same period in 2025. This increase is driven by the factors described above.
Adjusted EBITDA. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring and other exit charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the six months ended June 30, 2026 and 2025 by geographic regions was as follows ($ in millions):

	Six Months Ended June 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$1,157	44%	$909	41%	$248	27%	26%
EMEA	880	33%	764	35%	116	15%	10%
Asia-Pacific	604	23%	523	24%	81	15%	14%
Total	$2,641	100%	$2,196	100%	$445	20%	18%
Americas Adjusted EBITDA. During the six months ended June 30, 2026, Americas adjusted EBITDA increased by $248 million or 27% (26% on a constant currency basis), primarily due to higher revenues, as described above, supported by operating expense management.
EMEA Adjusted EBITDA. During the six months ended June 30, 2026, EMEA adjusted EBITDA increased by $116 million or 15% (10% on a constant currency basis), primarily due to higher revenues, as described above, supported by operating expense management.
Asia-Pacific Adjusted EBITDA. During the six months ended June 30, 2026, Asia-Pacific adjusted EBITDA increased by $81 million or 15% (14% on a constant currency basis), primarily due to higher revenues, as described above, supported by operating expense management.
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
•transaction costs
•gain or loss on asset sales
The following table presents a reconciliation of Adjusted EBITDA to net income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$477	$367	$892	$710
Income tax expense	46	38	102	87
Interest income	(36)	(52)	(77)	(99)
Interest expense	151	135	299	257
Other (income) expense	28	7	27	(2)
(Gain) loss on debt extinguishment	(1)	(1)	(1)	(1)
Depreciation, amortization, and accretion expense	557	502	1,101	982
Stock-based compensation expense	145	127	273	240
Restructuring and other exit charges	6	2	12	12
Impairment charges	17	1	19	1
Transaction costs	3	3	11	9
(Gain) loss on asset sales	3	—	(17)	—
Adjusted EBITDA	$1,396	$1,129	$2,641	$2,196
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
We define FFO as net income attributable to common stockholders excluding:
•gain or loss from the disposition of real estate assets
•depreciation and amortization expense on real estate assets
•adjustments related to unconsolidated joint ventures and non-controlling interests
We define AFFO as FFO adjusted for:
•depreciation and amortization expense on non-real estate assets
•accretion expense
•stock-based compensation expense
•stock-based charitable contributions
•restructuring and other exit charges, as described above
•impairment charges
•transaction costs

•impacts of straight-lining installation revenue
•impacts of straight-lining rent expense
•impacts of straight-lining contract costs
•amortization of deferred financing costs and debt discounts and premiums
•gain or loss from the disposition of non-real estate assets
•gain or loss on debt extinguishment
•an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances, uncertain tax positions and deferred taxes
•recurring capital expenditures, which represent expenditures to extend the useful life of data centers or other assets that are required to support current revenues
•net income or loss from discontinued operations, net of tax
•adjustments from FFO to AFFO related to unconsolidated joint ventures and non-controlling interests
The following tables present reconciliations of FFO and AFFO to net income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$477	$367	$892	$710
Net (income) loss attributable to non-controlling interests	2	1	2	1
Net income attributable to common stockholders	479	368	894	711
Adjustments:
Real estate depreciation	361	312	712	609
(Gain) loss on disposition of real estate assets	3	1	(17)	1
Adjustments for FFO from unconsolidated joint ventures	11	8	23	15
FFO attributable to common stockholders	$854	$689	$1,612	$1,336

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
FFO attributable to common stockholders	$854	$689	$1,612	$1,336
Adjustments:
Installation revenue adjustment	8	8	16	10
Straight-line rent expense adjustment	(4)	5	—	8
Contract cost adjustment	(11)	(10)	(26)	(17)
Amortization of deferred financing costs and debt discounts	7	6	14	11
Stock-based compensation expense	145	127	273	240
Stock-based charitable contributions	3	3	3	3
Non-real estate depreciation expense	139	137	277	271
(Gain) loss on disposition of non-real estate assets	—	—	—	2
Amortization expense	51	50	103	98
Accretion expense adjustment	6	3	9	4
Recurring capital expenditures	(49)	(55)	(81)	(81)
(Gain) loss on debt extinguishment	(1)	(1)	(1)	(1)
Restructuring and other exit charges	6	2	12	12
Transaction costs	3	3	11	9
Impairment charges	17	1	19	1
Income tax expense adjustment	(8)	4	(8)	10
Adjustments for AFFO from unconsolidated joint ventures	2	—	—	3
AFFO attributable to common stockholders	$1,168	$972	$2,233	$1,919

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three and six months ended June 30, 2026 as compared to the same period in 2025, the U.S. dollar was stronger relative to the Japanese yen, which resulted in an unfavorable foreign currency impact on revenue and operating income, and a favorable foreign currency impact on operating expenses. During the three and six months ended June 30, 2026 as compared to the same period in 2025, the U.S. dollar was weaker relative to the British pound and euro, which resulted in a favorable foreign currency impact on revenue and operating income, and an unfavorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses denominated in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the six months ended June 30, 2025 are used as exchange rates for the six months ended June 30, 2026 when comparing the six months ended June 30, 2026 with the six months ended June 30, 2025).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of June 30, 2026, our principal sources of liquidity were $2.2 billion of cash, cash equivalents and short-term investments. In addition to our cash balance, we had approximately $4.0 billion of additional liquidity available to us from our $4.0 billion revolving facility and general access to both public and private debt and equity capital markets. We also have additional liquidity available to us from our 2024 ATM Program, under which we may offer and sell from time to time our common stock in "at the market" transactions on either a spot or forward basis. As of June 30, 2026, we had approximately $700 million available for sale remaining under the 2024 ATM Program.
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

Cash Flow
Our net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2026 and 2025 were as follows (in millions):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$1,784	$1,753	$31
Net cash used in investing activities	(2,575)	(2,404)	(171)
Net cash provided by (used in) financing activities	(6)	1,206	(1,212)
Operating Activities
Net cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $31 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily driven by increases in improved results of operations, partially offset by cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities increased by $171 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to:
•$1.1 billion increase in capital expenditures;
•$216 million increase in purchases of equity investments; and
•$125 million increase in real estate acquisitions.
This increase was partially offset by:
•$604 million increase in maturities and sales of short-term investments;
•$348 million increase in proceeds from the sale of assets; and
•$182 million decrease in business acquisitions.
Financing Activities
Net cash from financing activities decreased by $1.2 billion for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily driven by:
•$1.4 billion repayment of debts;
•$101 million increase in dividend distributions; and
•$99 million decrease in proceeds from the sale of shares under the 2024 ATM Program.
This decrease was partially offset by a $353 million increase in proceeds from senior notes, net of debt discounts.
Material Cash Commitments
As of June 30, 2026, our principal commitments were primarily comprised of:
•approximately $19.9 billion of principal from our senior notes (gross of debt issuance costs and debt discounts);
•approximately $4.5 billion of interest on senior notes, mortgage payable, other loans payable and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$20 million of principal from our mortgage payable, other loans payable and term loans (gross of debt issuance costs and debt discounts);
•approximately $5.0 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;

•approximately $6.1 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $2.1 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during the remainder of 2026 and beyond, the majority of which is payable within the next two years.
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
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of June 30, 2026. For additional information, see “Maturities of Lease Liabilities” in Note 7 within the condensed consolidated financial statements.
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
Market Risk
We may be exposed to market risks related to changes in foreign currency exchange rates and interest rates. There have been no significant changes to our risk exposure management or procedures in relation to these risks during the six months ended June 30, 2026 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The U.S. dollar generally strengthened relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2026. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical 10% strengthening of the U.S. dollar for the six months ended June 30, 2026 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $154 million and $143 million, respectively.
With the existing cash flow hedges in place, a hypothetical 10% weakening of the U.S. dollar for the six months ended June 30, 2026 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $184 million and $174 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of June 30, 2026 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations.
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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the

Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors
Risks Related to the Macro Environment
Geopolitical events and political tensions contribute to an already complex landscape and could have a negative effect on our global business operations.
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
Each new facility requires access to significant quantities of electricity and the amount of electricity required at each site has been increasing. Limitations on generation, transmission and distribution may limit our ability to obtain sufficient power capacity for potential expansion sites in new or existing markets. Utility companies and other third-party power providers may impose onerous operating conditions to any agreement to provision power or we may experience significant delays, unfavorable contractual terms, new industry regulations and substantial increased costs to obtain the level of electrical service required by our current or future IBX data center designs. In certain cases, we must commit to power purchases before an IBX center is fully operational, increasing fixed costs and the risk that these costs cannot be passed on to customers. Our ability to find reliable partners and appropriate sites for expansion may also be limited by access to power, especially as we design our data centers to the specifications of new and evolving technologies, such as AI, which are more power-intensive, and further prepare to serve the power demands we expect in the future.
Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to those relating to natural disasters, cyber-attacks, climate-related events, physical attacks on utility infrastructure, war, and any failures of electrical power grids or internal systems, and planned power outages by public utilities, could harm our customers and our business. Remote non-IBX data center employees could be subjected to power outages at home which could be difficult to track and could affect their day-to-day operations. Our international operations in emerging markets, expose us to some supply insecurity associated with technical, regulatory and reliability problems, as well as transmission constraints. In some of our IBX data centers in leased buildings we lack control over onsite infrastructure, including generators and fuel tanks. As a result, in the event of a power outage, we could be dependent upon third-party landlords and utility companies for power restoration. While we utilize backup generators and fuel contracts, these measures may not always prevent downtime or solve for long-term or large-scale outages. We have experienced outages in the past for various reasons and could experience outages in the future. Any outage or supply disruption could adversely affect our business, customer experience and revenues.
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
Our business depends on providing customers with highly reliable solutions. We must safeguard our customers' infrastructure and equipment located in our IBX data centers and ensure our IBX data centers and non-IBX business operations remain operational at all times. In some cases, we rely on landlords for basic maintenance of our leased IBX data centers and office buildings and the landlord may be responsible for the infrastructure that runs the building such as power connections, UPSs and backup power generators. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us and we may be required to incur substantial additional costs to repair or upgrade the IBX data centers. Newly acquired data centers also may not have the same power infrastructure and design in place as our own IBX data centers. These legacy designs could require upgrades in order to meet our standards and our customers’ expectations. Until the legacy systems are brought up to our standards, customers in these IBX data centers could be exposed to higher risks of unexpected power outages. We have experienced power outages because of these legacy design issues in the past and we could experience them in the future.
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
Some of our competitors may adopt aggressive pricing policies, especially if they are not highly leveraged or have lower return thresholds than we do. As a result, we may suffer from pricing pressure that would adversely affect our ability to generate revenues. In addition, if the market was to experience an event of excess data center capacity, capacity originally developed to serve wholesale or hyperscale requirements could be redirected toward the enterprise colocation markets in which we operate, increasing available supply and intensifying competition and pricing pressure in our core business. Some of our competitors may also provide our target customers with additional benefits, including bundled communication services or cloud services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX data centers. Similarly, with growing acceptance of cloud-based technologies, we are at risk of losing customers that may decide to fully leverage cloud infrastructure offerings instead of managing their own. In addition, certain network, cloud and content providers may seek to offer connectivity and interconnection through alternative models that bypass colocation environments, and increased customer adoption of these alternatives could reduce demand for our interconnection offerings. Competitors could also operate more successfully or form alliances to acquire significant market share. Regional competitors may also consolidate to become a global competitor. Consolidation of our customers and/or our competitors may present a risk to our business model and have a negative impact on our revenues.
Further, because of the expected growth and opportunity related to AI, we anticipate significant investments in the data center industry by both current competitors and new investors and companies looking to capture this opportunity. If Equinix is unable to compete against these new market entrants, or capture a proportionate share of these investments, we could lose market share during this expected period of growth. We also must compete against certain of these competitors to secure the land and power needed for our expansion plans. In addition, certain competitors may gain access to public capital markets or to lower-cost sources of capital, which could narrow our relative cost-of-capital advantage and increase competitive and return pressure in our markets.

Failure to compete successfully may materially adversely affect our financial condition, cash flows and results of operations.
If we cannot continue to develop, acquire, market and provide new offerings or enhancements to existing offerings that meet customer requirements and differentiate us from our competitors, our results of operations could suffer.
As our customers evolve their IT strategies, we must remain flexible and evolve along with new technologies and industry and market shifts. If we fail to anticipate customers’ evolving needs and expectations or do not adapt to technological and IT trends on a timely basis, our results of operations could suffer. Ineffective planning and execution in our cloud, AI and product development strategies may cause difficulty in sustaining our competitive advantages. Additionally, any delay in the development, acquisition, marketing or launch of a new offering could result in customer dissatisfaction or attrition. If we cannot continue adapting our products and strategies, or if our competitors can adapt their products more quickly than us, our business could be harmed.
In order to adapt effectively, we sometimes must make long-term investments and commit significant resources before knowing whether our predictions will accurately reflect customer demand for the new offerings. This kind of investment may include real estate expansion or developing, acquiring and obtaining power and intellectual property investments. If we fail to invest before or contemporaneously with our competitors, our results of operations could suffer. We must remain flexible and change strategies quickly if our predictions are not accurate. We are currently investing in our AI strategy to serve the large footprint we foresee for customers’ AI workloads. The future of AI is still uncertain and as it continues to evolve, our predictions about the market may prove inaccurate. A broad slowdown or correction in AI-related investment could reduce or delay customer demand and the information technology spending which could impact our growth plans. Market news and speculation about the future of AI and/or its impact on the data center industry have caused volatility in our stock price in the past. We cannot guarantee our investments and predictions will be accurate around AI or any other customer demand.
We have also been investing in expanding our product portfolio in recent years. New offerings may come with additional risks and may not always be successful, and certain past offerings have been discontinued. New offerings could require additional capital, have lower margins and higher customer churn as compared to our data center offerings, thus adversely impacting our results. These offerings may also introduce us to different competition and faster development cycles as compared to our data center business. If we cannot develop or partner to quickly and efficiently meet market demands, we may see adverse results. We cannot guarantee the success of any current product or any future product offering.
We have also invested in joint ventures and announced our intention to seek additional joint ventures to expand our business and develop capacity to serve the large footprint needs of a targeted set of hyperscale customers. We believe hyperscale customers will play a large role in the growth of the market for AI. There can be no assurances that our joint ventures will be successful or that we find appropriate partners, or that we will be able to successfully meet the needs of these customers through our hyperscale offerings.
Failure to successfully execute on our product, AI or joint venture strategies could materially adversely affect our financial condition, cash flows and results of operations.
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
We have been, and in the future may be, subject to securities class action or other litigation. For example, we recently resolved a stockholder class action lawsuit and multiple stockholder derivative claims as described in “Note 9 — Commitments and Contingencies — Contingent Liabilities” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Litigation can be lengthy, expensive, and divert management's attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief. Further, any payments made in settlement may directly reduce our revenue under U.S. GAAP and could negatively impact our results of operations for the period. While we maintain insurance coverage, we cannot be certain that such coverage will continue to be available on acceptable terms or in sufficient amounts to cover potential losses. For all of these reasons, litigation could seriously harm our business, results of operations, financial condition or cash flows.
We have incurred substantial losses in the past and may incur additional losses in the future.
As of June 30, 2026, our retained earnings were $7.0 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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
•changes in permitting, environmental and other regulatory requirements for new builds and expansions;
•delays related to permitting and approvals from public agencies and utility companies;
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

Current relations between the U.S., Europe and China have created increased supply chain risk due to impending policies and legislation promoting digital sovereignty, supply chain resiliency and the local government's intent to safeguard national security. We are currently using our global supply chain to manage the evolving regulatory environment and reduce impacts on our business and customers.
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
Construction projects are dependent on permitting from public agencies and utility companies. Any adverse changes to permitting requirements, the introduction of new data center-specific policies, increase government scrutiny on new data center developments and any delay in permitting, including due to community opposition, could affect our growth. We are currently experiencing permitting delays in most metros. While we don't currently anticipate any material long-term negative impact to our business because of these construction delays, these types of delays and stoppages related to permitting from public agencies and utility companies could worsen and have an adverse effect on our bookings, revenue or growth. Additionally, increased community scrutiny of data centers may lead permitting authorities to impose stricter requirements, resulting in longer approval processes, higher costs, or project cancellations. These challenges could hinder our ability to execute growth plans and meet strategic objectives.
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
Site selection is also a critical factor in our expansion plans. There may not be suitable properties available in our markets with the necessary combination of high-power capacity, sufficient water supply and fiber connectivity, or selection may be limited. We expect that we will continue to experience limited availability of water and power and grid constraints in many markets as well as shortages of associated equipment because of the current high demands and finite nature of these resources. These shortages could result in site selection challenges, construction delays or increased costs. Government limitations or moratoriums placed on data center construction in a given market may also negatively impact our ability to expand according to our plans or prevent us from completing our data center construction projects leading to stranded capital. Thus, while we may prefer to locate new IBX data centers adjacent to our existing locations, it may not always be possible. In the event we decide to build new IBX data centers separate from our existing IBX data centers, we may provide metro connect solutions to connect these two IBX data centers. Should these solutions not provide the necessary reliability to sustain connection, or if they do not meet the needs of our customers, this could result in lower interconnection revenue and lower margins and could have a negative impact on customer retention over time. These risks may be further affected by factors such as local government and local community concerns and broader market conditions impacting data center development.
Negative perceptions regarding the environmental, social, and community impacts of our data centers could adversely affect our ability to develop, expand, and operate our business.
As a global provider of data center and interconnection services, our ability to develop, expand, and operate depends in part on acceptance by regulators, policy makers, customers, investors, and local communities in the markets in which we operate. Data centers are subject to increasing scrutiny regarding their environmental and social impacts, including energy consumption, greenhouse gas emissions, water usage, noise and land use, particularly as demand for cloud computing and artificial intelligence workloads grows. In some cases, we may be grouped with larger cloud or hyperscale providers in public and regulatory discourse, which may contribute to heightened expectations and scrutiny of our operations.
Negative perceptions of our industry or our data centers, whether or not accurate, may harm our reputation and result in opposition to the siting, construction, or expansion of our data centers. This opposition, together with evolving regulatory requirements, may lead to delays in permitting and approvals, the imposition of additional conditions, or the cancellation or denial of development opportunities, particularly in areas or jurisdictions with constrained power or water resources or heightened community and public concerns. Changes in public policy toward data centers, including the reduction or repeal of property tax abatements or exemptions or the imposition of new data center-specific taxes or levies, could increase our operating costs and adversely affect the economics of our existing and planned sites.
In addition, our ability to effectively address community and local government concerns through community engagement, sustainability initiatives, and communication efforts may affect our success in obtaining permits and developing new capacity. If we are unable to effectively manage these perceptions or respond to evolving stakeholder expectations in a timely manner, it could reduce customer demand for our services, limit our ability to expand our offerings, and adversely affect our business, financial condition, and results of operations.
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
•exposure to differing business practices and cultural differences which may increase risk of fraud;
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
We have a significant amount of debt and have announced our need to incur additional debt to support our planned growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of June 30, 2026, our total indebtedness (inclusive of finance lease liabilities and gross of debt issuance costs and debt discounts) was approximately $22.2 billion, our stockholders' equity was $14.4 billion and our cash, cash equivalents and short-term investments totaled $2.2 billion. In addition, as of June 30, 2026, we had approximately $4.0 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of June 30, 2026, we recorded operating lease liabilities of $1.4 billion, which represents our obligation to make lease payments under those lease arrangements.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2024, we established an "at the market" equity offering program (the "2024 ATM Program"). Under the $2.0 billion 2024 ATM Program, we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of June 30, 2026, we had approximately $700 million available for sale under the 2024 ATM Program. We have refreshed our ATM program in the past and may refresh our ATM program in the future, which may lead to additional dilution for our stockholders. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 10 within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM program.
If we are not able to generate sufficient operating cash flows or obtain external financing, our ability to fund incremental expansion plans may be limited.
Our capital expenditures, together with ongoing operating expenses, obligations to service our debt and the cash outlays associated with our REIT distribution requirements, are, and will continue to be, a substantial burden on our cash flow and may decrease our cash balances. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms, including as a result of any contraction in the availability of private credit or other financing sources on which we may rely. Our inability to obtain additional debt and/or equity financing or to generate sufficient cash from operations may require us to prioritize projects or curtail capital expenditures which could adversely affect our results of operations.
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
Interruptions in power transmission and grid constraints due to severe weather events can disrupt operations and increase costs, potentially resulting in adverse effects on our reputation or demand for our services and products. While we maintain disaster recovery and business continuity plans to allow us to recover from natural disasters or other events that can interrupt our business, we cannot be certain that our plans will work as intended to mitigate the impacts of such disasters or events. While some of these severe weather events and physical events and their ensuing damages are insurable, some are not. The financial impact of any such event could have a material impact on our business. Further, a failure to prevent impact to customers from such events could adversely affect our business.
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
Some governmental and non-governmental entities in the U.S. and certain investor constituencies have questioned the appropriateness of or objected to sustainability initiatives. Some investors may use sustainability-

related factors to guide their investment strategies and may choose not to invest in us, a factor that could tend to reduce demand for our shares and possibly affect our share price adversely. We may face increased governmental scrutiny, potential enforcement actions or private litigation challenging our sustainability goals, or our disclosure of those goals. This could also impact our ability to achieve our sustainability goals. New or changing regulation or public opinion regarding our sustainability goals or our actions to achieve them may result in adverse effects on our financial performance, reputation or demand for our services and products, or may otherwise result in obligations and liabilities that cannot be predicted or estimated at this time.
Risks Related to Certain Regulations and Laws, Including Tax Laws
Government regulation related to our business or failure to comply with laws and regulations may adversely affect our business.
Various laws and governmental regulations, both in the U.S. and abroad, governing internet-related services, related communications services and information technologies are evolving rapidly to address technological advancements, shifting consumer behaviors and the rise of new services. Changes to these laws and regulations could have a material adverse effect on us and our customers. We expect there may also be forthcoming regulation in areas of regulating digital sovereignty, the responsible use of AI, data access and sharing, such as the EU Artificial Intelligence Act, the EU Data Act, the EU Tech Sovereignty Package and the introduction of heightened measures to be adopted with respect to cybersecurity, operational resilience, data privacy, sustainability, taxation, digital sovereignty and data security, any of which could impact us and our customers.
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
In many countries, especially those with shortages of power, land or resources, or where there is a perception that data centers are causing an increase in the price of power, land or resources, local governments have and/or will be imposing more stringent regulations and requirements to control the growth and development of data centers in their countries. New builds and further expansion of data center operations in such markets are increasingly being evaluated and approvals (where required) may only be granted where a data center operator is not only able to demonstrate that it is efficient in its use of energy and water but also that its operations have and/or will bring positive and significant environmental, economic and social impact to the country and the local community. Our data center operations increasingly have to accommodate thermal demands of high-performance computing infrastructure at scale. Using evaporative cooling to meet these demands introduces water-related risks that could impact our operations, costs, and reputation. For example, certain facilities are located in regions experiencing water stress or recurring droughts, and evaporative cooling systems can consume millions of gallons annually. In water-scarce areas, this can lead to regulatory restrictions, community opposition, or operational limitations.
Regulators are increasingly aware of and recognize the importance of data centers in ensuring the availability, resiliency, security and stability of digitalized critical services such as national security, healthcare and financial and banking services. Our business was designated "critical infrastructure" or "essential services" which allowed our data centers to remain open in many jurisdictions during the COVID-19 pandemic. Regulations such as the US Cyber Incident Reporting for Critical Infrastructure Act of 2022 (“CIRCIA 2022”), the SEC Cybersecurity Disclosure Rule, the EU Network and Information Security Directive No.2 (“NIS 2”), the EU Digital Operational Resilience Act (“DORA”), the EU Critical Entities Resilience Directive and Australia’s Security of Critical Infrastructure Act 2018 make it mandatory for Equinix to comply with more stringent requirements related to cybersecurity, data privacy, controls on data storage and cross border data transfer and operational resilience, more so, in countries where our entities and/or IBXs are designated as critical information or critical national infrastructure. For example, we have recently been designated as a “Critical ICT Third-Party Information and Communications Technology ("ICT") Service Provider" under DORA. Any regulations restricting our ability to operate our business for any reason could have a material adverse effect on our business.

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
Certain jurisdictions have begun to consider or enact taxes in areas previously exempt from taxation. Any changes to taxes on our business could have a material impact on our results. Additionally, certain jurisdictions have begun to enact taxes specifically aimed at data centers and their use of power, as a means to discourage their building or gain an economic advantage from allowing their construction. Proliferation of such taxes could increase our costs and reduce our margins in the future.
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
We paid a quarterly distribution on June 17, 2026 and have declared a quarterly distribution for the third quarter of 2026 to be paid on September 16, 2026. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the settlement of reserves or required debt service or amortization payments.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of June 30, 2026, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the entry into new joint venture structures, the adoption of new accounting principles and tax laws, and our overhaul of our back-office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
The development and use of artificial intelligence in the workplace presents risks and challenges that may adversely impact our business and operating results.
We have begun leveraging AI and machine learning capabilities for our employees to use in their day-to-day operations. Failure to invest adequately in such capabilities may result in us lagging behind our competitors in terms of improving operational efficiency and achieving superior outcomes for our business and our customers. As we embark on these initiatives, we may encounter challenges such as a shortage of appropriate data to train internal AI models, a lack of skilled talent to effectively execute our strategy of leveraging AI internally, our desired use of AI becomes too costly, or the possibility that the tools we utilize may not deliver the intended value. Use of third-party AI tools can also bring information security, data privacy and legal risks. In addition, the rapidly evolving regulatory environment applicable to AI, together with the potential for inaccurate, biased or unintended outputs and the need for effective governance, controls and human oversight, may increase our compliance costs and could subject us to regulatory scrutiny, enforcement actions, litigation, reputational harm or other liabilities if not properly managed. Moreover, to the extent our employees develop or deploy AI-enabled tools or "agents" to perform tasks or make decisions with limited oversight, deficiencies in design, testing, validation or monitoring may result in incomplete, inaccurate or unintended outcomes, which could disrupt operations, impair decision-making or expose us to compliance, legal or reputational risks. Failure to successfully harness these AI tools and manage associated risks could negatively impact our business and operating results.
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
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, each of the following directors and/or officers adopted a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. All trading plans were entered into during an open trading window and are intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.

Name and Title	Date	Action	Start Date	End Date	Total Shares to be Sold
Raouf Abdel, EVP, Global Operations	05/18/2026	Adoption	12/02/2026	06/30/2027	See footnote (1)
Adaire Fox-Martin, CEO & President	05/07/2026	Adoption	01/19/2027	03/31/2027	See footnote (2)
Jonathan Lin, Chief Business Officer	06/08/2026	Adoption	09/08/2026	06/30/2027	See footnote (3)
Charles Meyers, Executive Chairman	05/13/2026	Adoption	01/19/2027	03/31/2027	See footnote (4)
Michael Shane Paladin, Chief Customer and Revenue Officer	05/12/2026	Adoption	09/02/2026	03/31/2027	See footnote (5)
Kurt Pletcher, Chief Legal Officer	05/21/2026	Adoption	08/20/2026	06/30/2027	See footnote (6)

(1)Mr. Abdel’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding relating to awards totaling up to 12,163 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2026 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(2)Ms. Fox-Martin’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding relating to awards totaling up to 37,585 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2026 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding purposes.
(3)Mr. Lin’s plan includes (a) 1,972 shares and (b) subject to the achievement of performance conditions, the potential sale of shares for tax withholding relating to awards totaling up to 9,298 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2026 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding purposes.
(4)Mr. Meyer’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding purposes relating to awards totaling up to 7,050 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2026 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(5)Mr. Paladin’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding purposes relating to awards totaling up to 9,188 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2026 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding purposes.
(6)Mr. Pletcher’s plan includes (a) 540 shares and (b) subject to the achievement of performance conditions, the potential sale of shares for tax withholding relating to awards totaling up to 8,148 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2026 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	3/13/2023	3.1

4.1	Indenture, dated as of November 24, 2025, among Equinix Canada Financing Ltd, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee	8-K	11/24/2025	4.1

4.2	Second Supplemental Indenture, dated as of May 7, 2026, among Equinix Canada Financing Ltd, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee	8-K	5/7/2026	4.2

4.3	Form of 3.950% Senior Note due 2030 (included in Exhibit 4.2)	8-K	5/7/2026	4.4

4.4	Third Supplemental Indenture, dated as of May 7, 2026, among Equinix Canada Financing Ltd, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee	8-K	5/7/2026	4.3

4.5	Form of 4.750% Senior Note due 2035 (included in Exhibit 4.4)	8-K	5/7/2026	4.5

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
*     This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: July 29, 2026
	By:	/s/ OLIVIER LEONETTI
Chief Financial Officer
(Principal Financial Officer)