Form 10-Q
period 2026-09-30
EQUINIX INC
filed 2026-10-28
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of October 27, 2026 was 98,988,318.

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
•The current uncertain economic environment, including challenges related to power and supply chains as well as rising interest rates, could impact our business and the businesses of our customers.
•Negative perceptions regarding the environmental, social, and community impacts of our data centers and changes in public policy toward the data center industry could adversely affect our ability to develop, expand, and operate our business.
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
•If we fail to anticipate and respond to technological, industry and customer demand changes, or successfully execute our product, AI and growth strategies, our business and results of operations could be harmed.
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
Risks Related to Sustainability and Environmental Laws
•Environmental and sustainability laws and regulations may impose upon us new or unexpected costs.
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,362	$1,727
Short-term investments	1,235	1,500
Accounts receivable, net of allowance of $11 and $16	1,203	1,001
Other current assets	957	897
Total current assets	5,757	5,125
Property, plant and equipment, net	26,282	23,584
Operating lease right-of-use assets	1,317	1,392
Goodwill	5,874	5,984
Intangible assets, net	1,146	1,316
Other assets	4,069	2,740
Total assets	$44,445	$40,141
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,425	$1,350
Accrued property, plant and equipment	676	564
Current portion of operating lease liabilities	155	155
Current portion of finance lease liabilities	182	168
Current portion of mortgage and loans payable	6	17
Current portion of senior notes	1,665	1,299
Other current liabilities	343	340
Total current liabilities	4,452	3,893
Operating lease liabilities, less current portion	1,231	1,304
Finance lease liabilities, less current portion	2,196	2,187
Mortgage and loans payable, less current portion	13	686
Senior notes, less current portion	20,963	16,910
Other liabilities	1,037	983
Total liabilities	29,892	25,963
Commitments and contingencies (Note 9)
Redeemable non-controlling interest	25	25
Common stockholders’ equity (shares in thousands):
Common stock, $0.001 par value per share: 300,000 shares authorized; 99,048 issued and 98,988 outstanding in 2026 and 98,288 issued and 98,226 outstanding in 2025	—	—
Additional paid-in capital	22,209	21,642
Treasury stock, at cost; 60 shares in 2026 and 62 shares in 2025	(23)	(24)
Accumulated dividends	(13,748)	(12,202)
Accumulated other comprehensive loss	(1,385)	(1,359)
Retained earnings	7,484	6,099
Total common stockholders' equity	14,537	14,156
Non-controlling interests	(9)	(3)
Total stockholders’ equity	14,528	14,153
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$44,445	$40,141
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
Revenues	$2,571	$2,316	$7,640	$6,797
Costs and operating expenses:
Cost of revenues	1,257	1,142	3,673	3,310
Sales and marketing	233	219	713	669
General and administrative	449	470	1,355	1,359
Restructuring and other exit charges	6	5	18	17
Transaction costs	20	3	31	12
Impairment charges	6	4	25	5
(Gain) loss on asset sales	—	(1)	(17)	(1)
Total costs and operating expenses	1,971	1,842	5,798	5,371
Income from operations	600	474	1,842	1,426
Interest income	46	53	123	152
Interest expense	(163)	(128)	(462)	(385)
Other income (expense)	54	—	27	2
Gain (loss) on debt extinguishment	—	—	1	1
Income before income taxes	537	399	1,531	1,196
Income tax expense	(48)	(25)	(150)	(112)
Net income	489	374	1,381	1,084
Net (income) loss attributable to non-controlling interests	—	—	2	1
Net income attributable to common stockholders	$489	$374	$1,383	$1,085
Earnings per share (“EPS”) attributable to common stockholders:
Basic EPS	$4.95	$3.82	$14.03	$11.10
Weighted-average shares for basic EPS (in thousands)	98,787	97,982	98,607	97,777
Diluted EPS	$4.93	$3.81	$13.96	$11.07
Weighted-average shares for diluted EPS (in thousands)	99,277	98,174	99,047	98,037
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
Net income	$489	$374	$1,381	$1,084
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment ("CTA"):
CTA gain (loss)	(42)	(96)	(58)	728
Income tax effects	—	—	—	—
CTA gain (loss), net of tax	(42)	(96)	(58)	728
Change in net investment hedge CTA gain (loss):
Net investment hedge CTA gain (loss)	9	45	15	(328)
Income tax effects	—	—	(4)	(5)
Net investment hedge CTA gain (loss), net of tax	9	45	11	(333)
Change in unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on cash flow hedges	25	42	36	(116)
Income tax effects	(3)	(11)	(17)	37
Unrealized gain (loss) on cash flow hedges, net of tax	22	31	19	(79)
Total other comprehensive income (loss), net of tax	(11)	(20)	(28)	316
Comprehensive income, net of tax	478	354	1,353	1,400
Net (income) loss attributable to non-controlling interests	—	—	2	1
Other comprehensive (income) loss attributable to non-controlling interests	—	—	2	—
Comprehensive income attributable to common stockholders	$478	$354	$1,357	$1,401
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income	$1,381	$1,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,649	1,515
Stock-based compensation	414	370
Impairment charges	25	5
(Gain) loss on asset sales	(17)	(1)
Other operating activities	30	21
Changes in operating assets and liabilities:
Accounts receivable	(210)	(180)
Income taxes, net	(44)	(91)
Operating lease right-of-use assets	119	122
Operating lease liabilities	(119)	(113)
Accounts payable and accrued expenses	88	(49)
Other assets and liabilities	(289)	84
Net cash provided by operating activities	3,027	2,767
Cash flows from investing activities:
Purchases of equity investments	(1,153)	(54)
Distributions from equity investments	105	17
Purchases of short-term investments	(972)	(1,092)
Maturities and sales of short-term investments	1,254	770
Business acquisitions, net of cash acquired	—	(182)
Real estate acquisitions	(234)	(391)
Purchases of other property, plant and equipment	(4,392)	(2,875)
Proceeds from sale of assets, net of cash transferred	415	—
Settlement of foreign currency hedges	101	95
Investment in loan receivable	—	(62)
Net cash used in investing activities	(4,876)	(3,774)
Cash flows from financing activities:
Proceeds from employee equity programs	90	95
Payment of dividends	(1,547)	(1,395)
Proceeds from public offering of common stock, net of issuance costs	—	99
Proceeds from senior notes, net of debt discounts	5,399	2,566
Repayment of finance lease liabilities	(129)	(111)
Repayment of other debt	(686)	(1)
Contribution from non-controlling interest	—	3
Repayment of senior notes	(700)	(1,200)
Other financing activities	6	(9)
Net cash provided by financing activities	2,433	47
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(10)	43
Net increase (decrease) in cash, cash equivalents and restricted cash	574	(917)
Cash, cash equivalents and restricted cash at beginning of period	1,824	3,082
Cash, cash equivalents and restricted cash at end of period	$2,398	$2,165

Cash and cash equivalents	$2,362	$2,077
Current portion of restricted cash included in other current assets	1	60
Non-current portion of restricted cash included in other assets	35	28
Total cash, cash equivalents and restricted cash at end of period	$2,398	$2,165
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
Our effective tax rates were 9.8% and 9.4% for the nine months ended September 30, 2026 and 2025, respectively.
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
2.    Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2026	$1,001	$56	$126	$133	$170
Closing balances as of September 30, 2026	1,203	69	216	165	226
Increase	$202	$13	$90	$32	$56

(1)The net change in our allowance for credit losses was insignificant during the nine months ended September 30, 2026.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the nine months ended September 30, 2026 from the opening deferred revenue balance as of January 1, 2026 was $91 million. The amount of revenue recognized during the nine months ended September 30, 2025 from the opening deferred revenue balance as of January 1, 2025 was $78 million.
Remaining Performance Obligations
Approximately $15.9 billion of revenues, including deferred installation revenues, are expected to be recognized in future periods related to unsatisfied performance obligations as of September 30, 2026. Most of our revenue contracts have an initial term varying from one to five years, and thereafter automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 65% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployment dates, contract modifications, scheduled price increases, renewals and/or terminations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented ($ in millions except per share data; share data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$489	$374	$1,381	$1,084
Net (income) loss attributable to non-controlling interests	—	—	2	1
Net income attributable to common stockholders	$489	$374	$1,383	$1,085

Weighted-average shares used to calculate basic EPS	98,787	97,982	98,607	97,777
Effect of dilutive securities:
Employee equity awards	490	192	440	260
Weighted-average shares used to calculate diluted EPS	99,277	98,174	99,047	98,037

EPS attributable to common stockholders:
Basic EPS	$4.95	$3.82	$14.03	$11.10
Diluted EPS	$4.93	$3.81	$13.96	$11.07
The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock related to employee equity awards	10	272	75	187
Forward equity sale agreements	465	—	210	—
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes our equity method investments, which are included in other assets on the condensed consolidated balance sheets (in millions):

Investee	VIE	Ownership Percentage	September 30, 2026	December 31, 2025
xScale Joint Ventures
EMEA 1 Joint Venture		20%	$33	$141
EMEA 2 Joint Venture	X	20%	275	253
Asia-Pacific 1 Joint Venture	X	20%	52	47
Asia-Pacific 2 Joint Venture	X	20%	39	37
Asia-Pacific 3 Joint Venture	X	20%	26	23
AMER 1 Joint Venture	X	20%	10	8
AMER 2 Joint Venture	X	20%	24	27
AMER 3 Joint Venture (1)	X	Various (1)	228	—
Total xScale Joint Ventures			687	536
atNorth Joint Venture (2)	X	34%	847	—
Other Joint Ventures	Various	Various	16	15
Total Equity Method Investments			$1,550	$551

(1)We have investments at various levels of the AMER 3 Joint Venture structure, including a 2% interest in the parent company and 23% interests in various asset companies consolidated by the parent. Our effective interest in the AMER 3 Joint Venture assets is 25%.
(2)We own approximately 34% of each of the voting common shares and non-voting preference shares of the atNorth Joint Venture. As of September 30, 2026, the balance includes $16 million of voting common shares accounted for under the equity method and $831 million of non-voting preference shares accounted for under the measurement alternative for equity securities without readily determinable fair values. The total balance is included in other assets on the condensed consolidated balance sheets.
The following table summarizes the impact of our share of income (losses) from equity method investments, adjusted for basis differences, which was included in other income (expense) in our condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity method income (losses)	$—	$(5)	$(21)	$(9)
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
atNorth Joint Venture
On September 2, 2026, we completed our investment in a newly formed joint venture (the “atNorth Joint Venture”), which concurrently acquired atNorth, a Nordic high-density colocation and built-to-suit data center provider. At closing, we contributed $869 million for approximately 34% of each of the voting common shares and

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
non-voting preference shares. The non-voting preference shares provide a cumulative 12% annual dividend and rank senior to the voting common shares. We recognize our share of the atNorth Joint Venture’s income (losses) on a three-month reporting lag.
In addition, we have committed to lease a minimum level of capacity from atNorth by December 31, 2030, subject to the finalization of locations and lease terms. The amount of this commitment is not currently determinable.
VIEs
Unconsolidated VIEs
The unconsolidated VIE equity method investments are considered VIEs because they do not have sufficient funds from operations to be self-sustaining. While we provide certain management services to these joint ventures and earn fees for the performance of such services, we do not have unilateral power to direct the activities of these joint ventures that most significantly impact economic performance. These activities primarily include data center construction and operations, sales and marketing, financing, real estate purchases or sales and monetization. Decisions about these activities generally require the consent of both Equinix and our partners, or may be made unilaterally by our partners. We concluded that Equinix does not have predominant control over the unconsolidated VIEs and that Equinix is not considered to be the primary beneficiary.
The following table summarizes our maximum exposure to loss related to the unconsolidated VIEs as of September 30, 2026 (in millions):

Equity Investments	$1,517
Outstanding Accounts Receivable	142
Other Receivables	39
Contract Assets	137
Loan Commitment (1)	392
Future Equity Contribution Commitments (2)	278
Maximum Future Payments under Debt Guarantees (3)	56
Total	$2,561

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the assets and liabilities of the Indonesian VIE (in millions):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$15	$12
Property, plant and equipment, net	79	65
Other	13	11
Total assets	$107	$88

Finance lease liabilities	$21	$24
Other	16	12
Total liabilities	$37	$36
The losses from the Indonesian VIE were insignificant for the three and nine months ended September 30, 2026 and 2025.
5.    Derivatives and Hedging Instruments
Derivatives and Other Instruments Designated as Hedging Instruments
Net Investment Hedges
Foreign Currency Debt: We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which may be designated as hedges against our net investments in foreign subsidiaries. As of December 31, 2025, the total principal amount of foreign currency debt obligations designated as net investment hedges was $923 million. As of September 30, 2026, no foreign currency debt obligations were designated as net investment hedges.
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
Embedded Derivatives: Certain of our customer agreements that are priced in currencies different from the functional or local currencies of the parties involved are deemed to have foreign currency forward contracts embedded in them. These embedded derivatives are separated from their host contracts and carried on our balance sheet at their fair value. The majority of these embedded derivatives arise as a result of our foreign subsidiaries pricing their customer contracts in U.S. dollars. We use some of these forward contracts embedded within our customer agreements to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of September 30, 2026 and December 31, 2025, the total remaining contract value of such customer agreements under this hedging program was $37 million and $230 million, respectively.
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
As of September 30, 2026, our foreign currency forward contracts had maturity dates ranging from October 2026 to December 2028 and we had a net gain of $6 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that will mature in the next 12 months. As of December 31, 2025, our foreign currency forward contracts had maturity dates ranging from January 2026 to December 2027 and we had a net loss of $51 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses for cash flow hedges that mature in the 12 months following December 31, 2025.
Cross-currency Interest Rate Swaps: We use cross-currency swaps, designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated debt and our U.S. dollar-denominated debt issued by our foreign subsidiaries. As of September 30, 2026, the cross-currency swaps had maturity dates ranging from March 2027 to June 2034. We had a net gain of $50 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months. As of December 31, 2025, our cross-currency interest rate swaps had maturity dates ranging from March 2026 to June 2034. We had a net gain of $13 million recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the 12 months following December 31, 2025. We use the spot method to assess hedge effectiveness. Fair value changes from spot rates are recognized in other comprehensive income (loss) initially and immediately reclassified to earnings to offset the gain or loss from remeasuring the associated debt. We exclude time value and cross currency basis spread from the assessment of hedge effectiveness and recognize the excluded component in interest expense through the swap accrual process. The difference between fair value changes of the excluded component and the amount amortized is recognized in other comprehensive income (loss).
Interest Rate Locks: We hedge the interest rate exposure created by anticipated fixed-rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of September 30, 2026 and December 31, 2025, we had a net gain of $6 million and $4 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the 12 months following September 30, 2026 and December 31, 2025, respectively, for interest rate locks.

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
We also use foreign currency forward contracts to manage the foreign exchange risk associated with undesignated embedded derivatives. Gains and losses on these contracts are included in revenue, on a net basis, along with the foreign currency gains and losses of the embedded derivatives associated with these foreign currency forward contracts. As of September 30, 2026, the total remaining contract value of customer agreements which contain undesignated embedded derivatives was $167 million. As of December 31, 2025, there were no such customer agreements.
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

	September 30, 2026			December 31, 2025
	Notional Amount (1)	Fair Value		Notional Amount (1)	Fair Value
		Assets (2)	Liabilities (3)		Assets (2)	Liabilities (3)
Net investment hedges:
Foreign currency forward contracts	$420	$17	$11	$1,224	$14	$8
Cross-currency interest rate swaps	350	—	10	373	7	32
Cash flow hedges:
Foreign currency forward contracts	1,556	28	15	1,577	1	72
Cross-currency interest rate swaps	5,625	19	65	2,972	65	58
Interest rate locks	510	26	—	—	—	—
Non-designated hedges:
Foreign currency forward contracts	4,982	89	40	2,134	2	31
Cross-currency interest rate swaps	792	10	7	2,003	166	28
Total	$14,235	$189	$148	$10,283	$255	$229

(1)Excludes embedded derivatives.
(2)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(3)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Impact on Accumulated Other Comprehensive Income (Loss)
The pre-tax gains (losses) from hedging instruments recognized in accumulated other comprehensive income (loss) were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net investment hedges:
Foreign currency debt	$—	$11	$2	$(141)
Foreign currency forward contracts (included component)	(1)	28	(6)	(17)
Foreign currency forward contracts (excluded component)	—	1	(2)	1
Cross-currency interest rate swaps (included component)	11	—	30	(190)
Cross-currency interest rate swaps (excluded component)	(1)	5	(9)	19
Total	$9	$45	$15	$(328)

Cash flow hedges:
Foreign currency forward contracts	$18	$42	$84	$(143)
Cross-currency interest rate swaps (excluded component)	(25)	2	(72)	28
Interest rate locks	32	(2)	24	(1)
Total	$25	$42	$36	$(116)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Impact on Earnings
The gains (losses) from derivative instruments recognized in earnings, and the location of such gains (losses) in our condensed consolidated statements of operations were as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain (loss)	2026	2025	2026	2025
Net investment hedges:
Foreign currency forward contracts (excluded component)	Interest expense	$1	$6	$6	$11
Cross-currency interest rate swaps (excluded component)	Interest expense	1	2	3	10
Total		$2	$8	$9	$21

Cash flow hedges:
Foreign currency forward contracts	Revenues	$(13)	$(27)	$(60)	$(21)
Foreign currency forward contracts	Costs and operating expenses	7	12	31	9
Cross-currency interest rate swaps (excluded component)	Interest expense	9	3	21	10
Cross-currency interest rate swaps (included component)	Other income (expense)	17	(4)	75	(68)
Interest rate locks	Interest expense	1	1	3	2
Total		$21	$(15)	$70	$(68)

Non-designated hedges:
Foreign currency forward contracts	Other income (expense)	$8	$(6)	$7	$(109)
Foreign currency forward contracts	Revenues	(2)	—	(5)	—
Cross-currency interest rate swaps	Other income (expense)	—	22	3	(32)
Total		$6	$16	$5	$(141)

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

	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts Not Offset in the Balance Sheet	Net
September 30, 2026
Derivative assets	$246	$—	$246	$(145)	$101
Derivative liabilities	198	—	198	(145)	53

December 31, 2025
Derivative assets	$267	$—	$267	$(80)	$187
Derivative liabilities	241	—	241	(80)	161
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair values of certain financial assets and liabilities were as follows (in millions):

	September 30, 2026				December 31, 2025
	Fair Value	Fair Value Measurement Using			Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$586	$586	$—	$—	$1,333	$1,333	$—	$—
Time deposits (2)	1,094	—	1,094	—	1,271	—	1,271	—
U.S. government securities - held to maturity (3)	374	—	374	—	256	—	256	—
U.S. government securities - available for sale (4)	752	199	553	—	—	—	—	—
Loan receivable (5)	339	—	—	339	351	—	—	351
Derivative instruments (6)	189	—	189	—	255	—	255	—
Total	$3,334	$785	$2,210	$339	$3,466	$1,333	$1,782	$351
Liabilities:
Derivative instruments (6)	$148	$—	$148	$—	$229	$—	$229	$—
Mortgage and loans payable (7)	19	—	19	—	706	—	706	—
Senior notes (7)	20,858	20,459	399	—	17,297	16,847	450	—
Total	$21,025	$20,459	$566	$—	$18,232	$16,847	$1,385	$—

(1)Instruments are included within cash and cash equivalents and are measured at fair value.
(2)Instruments are included within cash and cash equivalents and short-term investments and are measured at amortized cost.
(3)Instruments are included within cash and cash equivalents as of September 30, 2026 and short-term investments as of December 31, 2025, and are measured at amortized cost. All of our U.S. government securities classified into this category mature within one year. As of both September 30, 2026 and December 31, 2025, no allowance for credit losses was recorded for these securities and there were insignificant unrecognized gains and losses.
(4)Instruments are included within cash and cash equivalents and short-term investments and are measured at fair value. All of our U.S. government securities classified into this category mature within one year. As of September 30, 2026, no allowance for credit losses was recorded for these securities and there were insignificant unrealized gains and losses.
(5)Instrument is included within other assets and is measured at amortized cost. Refer to Note 11.
(6)Instruments are included within other current assets, other assets, other current liabilities and other liabilities, which are measured at fair value. Refer to Note 5.
(7)Instruments include both current and non-current portions which are measured at their amortized cost. Refer to Note 8.
7.    Leases
Significant Lease Transactions
The following table summarizes significant lease transactions during the nine months ended September 30, 2026 (in millions):

				Net Incremental (2)
Lease	Quarter	Transaction	Lease Classification	ROU assets	Lease liabilities
Seattle 3 ("SE3") data center	Q3	Reassessment of lease term (1)	Finance Lease	$109	$109

(1)In September 2026, the Company approved the exercise of an existing renewal option which was not previously included in the lease term, resulting in the reassessment of the lease term. Following this reassessment, the lease term was extended to include the three remaining five-year renewal options. There are no renewal options excluded from the lease term.
(2)The net incremental amounts represent the adjustments to the right-of-use assets and liabilities recorded during the quarter that the transaction occurred.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Expenses
The components of lease expenses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease cost
Amortization of right-of-use assets (1)	$47	$47	$154	$138
Interest on lease liabilities	29	30	87	91
Total finance lease cost	76	77	241	229

Operating lease cost	56	60	172	178
Variable lease cost	21	26	60	67
Total lease cost	$153	$163	$473	$474

(1)Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in our condensed consolidated statements of operations.
Other Information
Other information related to leases is presented in the following tables (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$84	$88
Operating cash flows from operating leases	176	169
Financing cash flows from finance leases	129	111

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$164	$121
Operating leases	59	74

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term - finance leases (2)	13 years	13 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	5%	5%
Finance lease right-of-use assets (3)	$2,304	$2,277

(1)Represents all non-cash changes in right-of-use assets.
(2)Includes lease renewal options that are reasonably certain to be exercised.
(3)As of September 30, 2026 and December 31, 2025, we recorded accumulated amortization of finance lease right-of-use assets of $1.3 billion and $1.1 billion, respectively. Finance lease assets are recorded within property, plant and equipment, net in our condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturities of Lease Liabilities
The maturities of our lease liabilities as of September 30, 2026 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2026 (3 months remaining)	$47	$69	$116
2027	218	298	516
2028	195	322	517
2029	169	283	452
2030	158	267	425
Thereafter	1,062	2,133	3,195
Total lease payments	1,849	3,372	5,221
Less imputed interest	(463)	(994)	(1,457)
Total	$1,386	$2,378	$3,764
We entered into agreements with various landlords, primarily to lease data center spaces and ground leases, which have not yet commenced as of September 30, 2026. These leases are expected to commence between 2026 and 2029, with lease terms of 2 to 99 years and total lease commitments of approximately $694 million.
8.    Debt Facilities
Mortgage and Loans Payable
Our mortgage and loans payable balance consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Term loans	$5	$673
Mortgage payable and other loans payable	14	30
	19	703
Less current portion	(6)	(17)
	$13	$686
Senior Credit Facility and Refinancing
In 2022, we entered into a credit agreement (the "2022 Credit Agreement") with a group of lenders for a senior unsecured credit facility, comprised of a $4.0 billion senior unsecured multi-currency revolving credit facility (the "2022 Revolving Facility") and a £500 million senior unsecured term loan facility (the "2022 Term Loan Facility"). As of December 31, 2025, the total amount outstanding under the 2022 Term Loan Facility, net of debt issuance costs, was $673 million. We repaid the total amount outstanding under the 2022 Term Loan Facility on March 31, 2026.
On July 27, 2026, we entered into a $5.5 billion senior unsecured multi-currency revolving credit facility (the "2026 Revolving Facility"), which replaces our existing 2022 Revolving Facility.
The 2026 Revolving Facility has a maturity date of July 25, 2031. We may borrow, repay and reborrow amounts under the 2026 Revolving Facility until the maturity date, at which time all amounts outstanding under the 2026 Revolving Facility must be repaid in full. The 2026 Revolving Facility provides for extensions of credit in U.S. Dollars as well as certain other foreign currencies. Borrowings under the 2026 Revolving Facility bear interest at a rate based on the daily Secured Overnight Financing Rate ("SOFR"), term SOFR, an alternative currency daily rate, or an alternative currency term rate, plus a margin that can vary from 0.555% to 1.175%. Borrowings denominated in an alternative currency will bear a spread adjustment where applicable. We are also required to pay a quarterly letter of credit fee and facility fee, both of which are based on the same margin that is dependent on either our consolidated net leverage ratio or our credit ratings. The 2026 Revolving Facility contains customary covenants, including financial ratio covenants that are required to be maintained as of each quarter end.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of September 30, 2026, we had 14 irrevocable letters of credit totaling $6 million issued and outstanding, with approximately $5.5 billion remaining available to borrow, under the 2026 Revolving Facility. As of September 30, 2026, unamortized debt issuance costs for the 2026 Revolving Facility were $7 million. As of December 31, 2025, unamortized debt issuance costs for the 2022 Revolving Facility were $2 million. Both were presented in other assets in our condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
Our senior notes balance consisted of the following (in millions):

	September 30, 2026		December 31, 2025
	Amount	Effective Rate	Amount	Effective Rate
1.450% Senior Notes due 2026	—	1.64%	700	1.64%
2.900% Senior Notes due 2026	600	3.04%	600	3.04%
0.250% Euro Senior Notes due 2027	566	0.45%	587	0.45%
1.800% Senior Notes due 2027	500	1.96%	500	1.96%
1.550% Senior Notes due 2028	650	1.67%	650	1.67%
2.000% Senior Notes due 2028	400	2.21%	400	2.21%
2.875% Swiss Franc Senior Notes due 2028	359	3.05%	378	3.05%
3.250% Euro Senior Notes due 2029	850	3.45%	881	3.45%
5.000% Senior Notes due 2029	850	5.30%	—	—%
1.558% Swiss Franc Senior Notes due 2029	120	1.79%	126	1.79%
3.200% Senior Notes due 2029	1,200	3.30%	1,200	3.30%
3.500% Singapore Dollar Senior Notes due 2030	391	3.67%	389	3.67%
3.950% Canadian Dollar Senior Notes due 2030	457	4.17%	—	—%
2.150% Senior Notes due 2030	1,100	2.27%	1,100	2.27%
4.600% Senior Notes due 2030	1,250	4.81%	1,250	4.81%
3.250% Euro Senior Notes due 2031	737	3.46%	763	3.46%
4.400% Senior Notes due 2031	700	4.71%	—	—%
2.500% Senior Notes due 2031	1,000	2.65%	1,000	2.65%
5.250% Senior Notes due 2031	850	5.53%	—	—%
3.900% Senior Notes due 2032	1,200	4.07%	1,200	4.07%
2.900% Singapore Dollar Senior Notes due 2032	509	3.01%	505	3.01%
4.000% Canadian Dollar Senior Notes due 2032	492	4.29%	510	4.29%
1.000% Euro Senior Notes due 2033	680	1.18%	705	1.18%
4.700% Senior Notes due 2033	800	4.95%	—	—%
5.500% Senior Notes due 2033	650	5.77%	—	—%
3.650% Euro Senior Notes due 2033	680	3.78%	705	3.78%
4.000% Euro Senior Notes due 2034	850	4.17%	881	4.17%
5.500% Senior Notes due 2034	750	5.74%	750	5.74%
3.625% Euro Senior Notes due 2034	567	3.75%	587	3.75%
2.000% Japanese Yen Senior Notes Series A due 2035	239	2.07%	240	2.07%
2.130% Japanese Yen Senior Notes Series C due 2035	94	2.20%	94	2.20%
4.750% Canadian Dollar Senior Notes due 2035	422	4.86%	—	—%
5.800% Senior Notes due 2036	650	5.98%	—	—%
2.370% Japanese Yen Senior Notes Series B due 2043	65	2.42%	65	2.42%
2.570% Japanese Yen Senior Notes Series D due 2043	29	2.62%	29	2.62%
2.570% Japanese Yen Senior Notes Series E due 2043	63	2.62%	64	2.62%
3.000% Senior Notes due 2050	500	3.09%	500	3.09%
2.950% Senior Notes due 2051	500	3.00%	500	3.00%
3.400% Senior Notes due 2052	500	3.50%	500	3.50%
	22,820		18,359
Less amount representing unamortized debt issuance costs and debt discounts	(192)		(150)
	22,628		18,209
Less current portion	(1,665)		(1,299)
Total	$20,963		$16,910

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
5.000% Senior Notes due 2029, 5.250% Senior Notes due 2031, 5.500% Senior Notes due 2033 and 5.800% Senior Notes due 2036
On August 6, 2026, we issued $850 million aggregate principal amount of 5.000% senior notes due August 15, 2029, $850 million aggregate principal amount of 5.250% senior notes due August 15, 2031, $650 million aggregate principal amount of 5.500% senior notes due August 15, 2033 and $650 million aggregate principal amount of 5.800% senior notes due August 15, 2036. Interest on all series of notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2027. Total debt discounts and debt issuance costs related to the aforementioned series of notes were $7 million, $10 million, $10 million and $9 million, respectively.
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable and senior notes, gross of debt issuance costs and debt discounts, as of September 30, 2026 (in millions):

Years ending:
2026 (3 months remaining)	$601
2027	1,072
2028	1,414
2029	3,025
2030	3,199
Thereafter	13,528
Total	$22,839

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Interest Charges
Other information related to interest is presented in the following tables (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$163	$128	$462	$385
Interest capitalized	50	26	120	51
Interest charges incurred	$213	$154	$582	$436

			Nine Months Ended September 30,
			2026	2025
Interest paid in cash, net of capitalized interest			$409	$324
9.    Commitments and Contingencies
Purchase Commitments
As a result of our various IBX data center developments, as of September 30, 2026 we were contractually committed for unaccrued capital expenditures, primarily for real estate purchases, IBX infrastructure equipment not yet delivered and labor not yet provided. We also had numerous other non-capital purchase commitments in place as of September 30, 2026, such as commitments to purchase power in select locations through the remainder of 2026 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2026 and thereafter. Certain of our multi-year commitments to purchase power are subject to variable pricing or do not specify a fixed or minimum volume commitment. Due to the indeterminable nature of the spend under these commitments, they are not included in the amounts below.
Total future purchase commitments as of September 30, 2026 are as follows (in millions):

Years ending:
2026 (3 months remaining)	$2,211
2027	3,409
2028	1,678
2029	457
2030	191
Thereafter	813
$8,759
Other Commitments
On September 1, 2026, we entered into a sale and purchase agreement to invest in two jointly held entities (the "Asia-Pacific 4 Joint Venture") that would purchase the assets and liabilities relating to two data centers located in Greater Tokyo, Japan from the Asia-Pacific 1 Joint Venture. We agreed to acquire 10% ownership interests in each entity that comprises the Asia-Pacific 4 Joint Venture. The transaction closed on October 1, 2026 and we contributed $133 million, including applicable taxes and closing adjustments.
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
We are and may continue to be party to certain legal and regulatory proceedings with respect to various matters. We evaluate the likelihood of an unfavorable outcome of all legal and regulatory proceedings to which we are a party. Contingent liabilities are accrued when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and external legal counsel. Loss contingencies are generally recorded in other current liabilities in the condensed consolidated balance sheets and legal costs are expensed as incurred and are recorded in general and administrative expenses in the consolidated statements of operations.
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
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, in the event

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2026.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection with matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of September 30, 2026.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. In addition, in the event of a legal action, we have purchased insurance that could limit our exposure, depending upon the details of the claim and the coverage provided. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of September 30, 2026.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. While we have purchased insurance that could limit our exposure, our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities recorded in connection with service level credits as of September 30, 2026.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into a credit facility agreement with a group of lenders. On September 30, 2026, the credit facility was amended. As amended, the EMEA 2 Joint Venture may borrow up to approximately $492 million in total at the exchange rate in effect on September 30, 2026, with such facility maturing in October 2027. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with a guarantee covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under the credit facility, up to a limit of $104 million in total at the exchange rate in effect on September 30, 2026. As of September 30, 2026, the maximum potential amount of our future payments under this guarantee was approximately $56 million at the exchange rates in effect on that date. We and our co-investor entered into an ancillary agreement to allocate funding under the credit facility agreement for use by our AMER 1 Joint Venture. As of September 30, 2026, $11 million of the guarantee was related to the AMER 1 Joint Venture. Our estimated fair value of this guarantee is minimal as the likelihood of making a payout under the guarantee is remote.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
10.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three and nine months ended September 30, 2026 and 2025 ($ in millions except per share data; share data in thousands):

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	98,288	$—	(62)	$(24)	$21,642	$(12,202)	$(1,359)	$6,099	$14,156	$(3)	$14,153
Net income	—	—	—	—	—	—	—	415	415	—	415
Other comprehensive income	—	—	—	—	—	—	16	—	16	—	16
Issuance of common stock and release of treasury stock for employee equity awards	397	—	—	—	49	—	—	—	49	—	49
Dividend distribution on common stock, $5.16 per share	—	—	—	—	—	(508)	—	—	(508)	—	(508)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	4	—	—	4	—	4
Stock-based compensation, net of estimated forfeitures	—	—	—	—	167	—	—	—	167	—	167
Balance as of March 31, 2026	98,685	—	(62)	(24)	21,858	(12,707)	(1,343)	6,514	14,298	(3)	14,295
Net income (loss)	—	—	—	—	—	—	—	479	479	(2)	477
Other comprehensive loss	—	—	—	—	—	—	(31)	—	(31)	(2)	(33)
Change in ownership interest	—	—	—	—	—	—	—	2	2	(2)	—
Issuance of common stock and release of treasury stock for employee equity awards	46	—	2	1	2	—	—	—	3	—	3
Dividend distribution on common stock, $5.16 per share	—	—	—	—	—	(508)	—	—	(508)	—	(508)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Accrued dividends on unvested equity awards	—	—	—	—	—	(16)	—	—	(16)	—	(16)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	155	—	—	—	155	—	155
Balance as of June 30, 2026	98,731	—	(60)	(23)	22,015	(13,231)	(1,374)	6,995	14,382	(9)	14,373
Net income	—	—	—	—	—	—	—	489	489	—	489
Other comprehensive loss	—	—	—	—	—	—	(11)	—	(11)	—	(11)
Issuance of common stock and release of treasury stock for employee equity awards	317	—	—	—	41	—	—	—	41	—	41
Dividend distribution on common stock, $5.16 per share	—	—	—	—	—	(509)	—	—	(509)	—	(509)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	(7)	—	—	(7)	—	(7)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	153	—	—	—	153	—	153
Balance as of September 30, 2026	99,048	$—	(60)	$(23)	$22,209	$(13,748)	$(1,385)	$7,484	$14,537	$(9)	$14,528

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	97,390	$—	(103)	$(39)	$20,895	$(10,342)	$(1,735)	$4,749	$13,528	$(1)	$13,527
Net income	—	—	—	—	—	—	—	343	343	—	343
Other comprehensive income	—	—	—	—	—	—	176	—	176	—	176
Issuance of common stock and release of treasury stock for employee equity awards	406	—	19	7	42	—	—	—	49	—	49
Issuance of common stock under ATM program	107	—	—	—	99	—	—	—	99	—	99
Dividend distribution on common stock, $4.69 per share	—	—	—	—	—	(457)	—	—	(457)	—	(457)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	2	—	—	2	—	2
Stock-based compensation, net of estimated forfeitures	—	—	—	—	150	—	—	—	150	—	150
Balance as of March 31, 2025	97,903	—	(84)	(32)	21,186	(10,798)	(1,559)	5,092	13,889	(1)	13,888
Net income (loss)	—	—	—	—	—	—	—	368	368	(1)	367
Other comprehensive income	—	—	—	—	—	—	160	—	160	—	160
Issuance of common stock and release of treasury stock for employee equity awards	41	—	5	2	—	—	—	—	2	—	2
Dividend distribution on common stock, $4.69 per share	—	—	—	—	—	(459)	—	—	(459)	—	(459)
Accrued dividends on unvested equity awards	—	—	—	—	—	(14)	—	—	(14)	—	(14)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	138	—	—	—	138	—	138
Balance as of June 30, 2025	97,944	—	(79)	(30)	21,324	(11,271)	(1,399)	5,460	14,084	(2)	14,082

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Common Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	—	—	374	374	—	374
Other comprehensive loss	—	—	—	—	—	—	(20)	—	(20)	—	(20)
Issuance of common stock and release of treasury stock for employee equity awards	306	—	16	6	38	—	—	—	44	—	44
Dividend distribution on common stock, $4.69 per share	—	—	—	—	—	(459)	—	—	(459)	—	(459)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Accrued dividends on unvested equity awards	—	—	—	—	—	(6)	—	—	(6)	—	(6)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	139	—	—	—	139	—	139
Contribution from non-controlling interest	—	—	—	—	2	—	—	—	2	—	2
Balance as of September 30, 2025	98,250	$—	(63)	$(24)	$21,503	$(11,737)	$(1,419)	$5,834	$14,157	$(2)	$14,155

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Balance as of December 31, 2025	Net Change	Balance as of September 30, 2026
Foreign CTA gain (loss)	$(1,607)	$(58)	$(1,665)
Net investment hedge CTA gain (loss) (1)	257	11	268
Unrealized gain (loss) on cash flow hedges (1)	(8)	19	11
Net actuarial gain (loss) on defined benefit plans (2)	(1)	—	(1)
	$(1,359)	$(28)	$(1,387)
Accumulated other comprehensive (income) loss attributable to non-controlling interests	—	2	2
Total accumulated other comprehensive loss attributable to common stockholders	$(1,359)	$(26)	$(1,385)

(1)Refer to Note 5 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plans are mandated by law. We do not have any defined benefit plans in any other countries.
Common Stock
In October 2024, we established a program under which we may, from time to time, offer and sell on a spot or forward basis up to an aggregate of $2.0 billion of our common stock to or through sales agents in "at the market" transactions (the "2024 ATM Program"). The forward sale agreements provide three settlement alternatives to us: physical settlement, cash settlement or net share settlement. The maximum number of shares that could be required to be issued under a net share settlement is two times the number of shares issuable upon physical settlement. In accordance with ASC 815, the forward sale agreements are classified as equity for balance sheet purposes.
Forward sale activity under the 2024 ATM Program is summarized as follows ($ in millions except per share data; shares in thousands):

	Contractual Maturity Dates	Execution Date	Number of Shares (1)	Weighted Average Price per Share (2)	Settlement Value (2)
Outstanding, December 31, 2024			—	$—	$—
Outstanding, December 31, 2025			—	—	—
Forward Sale Agreements Executed	January 2027	May 2026 to June 2026	465
Outstanding, September 30, 2026			465	$1,073.58	$500

(1)For agreements settled, the amount represents the actual number of shares issued. For agreements executed and outstanding, the amount represents the number of shares that we would issue upon physical settlement.
(2)For agreements settled, the value represents the actual weighted average settlement value, net of commissions and other offering expenses. For agreements outstanding, the value represents the forward amount that we would receive upon physical settlement as of that date and will be subject to adjustments for a discount rate factor equal to a specified benchmark rate less a spread minus scheduled dividends during the terms of the agreements.
We did not sell any shares on a spot basis under the 2024 ATM Program during the three and nine months ended September 30, 2026, or during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we sold 107,493 shares on a spot basis under the 2024 ATM Program for approximately $99 million, net of commissions and other offering expenses.
As of September 30, 2026, we had approximately $700 million of common stock available for sale under the 2024 ATM Program.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Stock-Based Compensation
For the nine months ended September 30, 2026, the Talent, Culture and Compensation Committee and/or the Stock Awards Committee of our Board of Directors, as the case may be, granted an aggregate of 914,336 restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $966.75 per share and a weighted-average requisite service period of 3.67 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues and adjusted funds from operations ("AFFO") per share as the performance measurements in the RSUs with both service and performance conditions that were granted in the nine months ended September 30, 2026.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the nine months ended September 30, 2026. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2026 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$18	$15	$53	$45
Sales and marketing	25	25	78	72
General and administrative	98	90	283	253
Total	$141	$130	$414	$370
Redeemable Non-controlling Interest
On April 3, 2023, we issued additional shares in our Indonesian operating entity to a third party investor for $25 million, which resulted in the third party investor owning a 25% interest in the entity. In June 2026, the third party investor's ownership interest was diluted from 25% to 14%.
Under the terms of the stockholders’ agreement, the investor may put its ownership stake in the entity to us for a maximum exercise price of $25 million, subject to certain contingent conditions. Accordingly, we present the investor’s contingently redeemable non-controlling interest ("NCI") outside of permanent equity at the higher of its maximum redemption amount of $25 million and its balance after attribution of gains and losses in our condensed consolidated balance sheets. There were no changes in the carrying value of the redeemable NCI for the three and nine months ended September 30, 2026.
11.    Related Party Transactions
We have lease arrangements and provide various services to our equity method investees through multiple agreements, including sales and marketing, development management, facilities management, asset management, and procurement service agreements. These transactions are generally considered to have been negotiated at arm's length.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the income and expenses from these arrangements with equity method investees in our condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Nature of Transaction	2026	2025	2026	2025
Income (1)	$47	$31	$255	$135
Expenses (2)	8	10	22	23

(1)Primarily consists of revenues related to service arrangements as described above and also includes interest income earned on the AMER 2 Loan during the three months ended September 30, 2026 and 2025 of $11 million and $9 million, respectively, and during the nine months ended September 30, 2026 and 2025 of $29 million and $23 million, respectively.
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
The following table presents the assets and liabilities from related party transactions with the equity method investees in our condensed consolidated balance sheets (in millions):

Balance Sheet	September 30, 2026	December 31, 2025
Accounts receivable, net	$149	$35
Other current assets (1)	87	58
Property, plant and equipment, net (2)	310	306
Operating lease right-of-use assets	29	32
Other assets (3)	431	350
Other current liabilities	18	17
Finance lease liabilities	297	287
Operating lease liabilities	26	29
Other liabilities	61	24

(1)The balance primarily relates to contract assets and other receivables.
(2)The balance relates to finance lease right-of-use assets. As of both September 30, 2026 and December 31, 2025, the weighted-average lease term for the finance leases was approximately nine years.
(3)The balance primarily relates to contract assets and the AMER 2 Loan receivable.
AMER 2 Loan
Concurrent with the closing of the AMER 2 Joint Venture, we entered into a loan agreement (the "AMER 2 Loan") with the AMER 2 Joint Venture, as a lender, with a maximum commitment of $392 million and a maturity date of April 10, 2028. We received an upfront fee of $4 million in connection with the origination of the loan, and earn interest at a contractual rate of 10% per annum on the drawn portion plus an unused commitment fee of 0.75% per annum on the undrawn portion, each payable quarterly. The term of the loan may be extended at the option of the borrower for one additional year, subject to an extension fee. The AMER 2 Loan is secured by the assets of the AMER 2 Joint Venture, including the SV12x data center site. The equity partners of the AMER 2 Joint Venture have provided limited guarantees in connection with the AMER 2 Loan, which require payments to the lender proportionately upon certain occurrences, such as a shortfall in capital necessary to complete construction or to make interest payments. Additionally, the equity partners may be liable for repayment of up to the entire debt balance upon the occurrence of certain adverse acts such as a non-permitted transfer of the SV12x data center site. The AMER 2 Loan was negotiated at arm's length. We have assessed the credit risk associated with the AMER 2 Loan to be low and the allowance for credit loss as of September 30, 2026 is insignificant. The maximum amount of credit loss we are exposed to is the outstanding principal, plus accrued interest and unused commitment fees. As of September 30, 2026, the total amount outstanding under the AMER 2 Loan, net of the unamortized upfront fee, was

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
$329 million. Additional amounts may be drawn down by the borrower periodically as needed for the continuation of development and other working capital needs.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables present segment information, including revenue information disaggregated by product lines and segment adjusted EBITDA, and a reconciliation to total consolidated income before income taxes (in millions):

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$770	$653	$403	$1,826	$2,248	$1,899	$1,181	$5,328
Interconnection	262	108	95	465	769	319	276	1,364
Managed infrastructure	52	40	16	108	165	121	49	335
Other (1)	9	30	4	43	24	87	12	123
Recurring revenues	1,093	831	518	2,442	3,206	2,426	1,518	7,150
Non-recurring revenues	55	47	27	129	284	124	82	490
Total revenues (2)	1,148	878	545	2,571	3,490	2,550	1,600	7,640
Less:
Segment cost of revenues	339	319	172	830	985	910	490	2,385
Other segment items (3)	249	103	68	420	788	304	201	1,293
Segment adjusted EBITDA	$560	$456	$305	$1,321	$1,717	$1,336	$909	$3,962
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(548)				$(1,649)
Stock-based compensation expense				(141)				(414)
Transaction costs				(20)				(31)
Restructuring and other exit charges				(6)				(18)
Impairment charges				(6)				(25)
Gain (loss) on asset sales				—				17
Interest income				46				123
Interest expense				(163)				(462)
Other income (expense)				54				27
Gain (loss) on debt extinguishment				—				1
Income before income taxes				$537				$1,531

(1)Includes some leasing and hedging activities.
(2)Total revenues attributed to the U.S. were $989 million and $3.0 billion during the three and nine months ended September 30, 2026. There was no other country from which we derived revenues that exceeded 10% of our total revenues and no single customer accounted for 10% or greater of our accounts receivable or revenues as at or for the three and nine months ended September 30, 2026.
(3)Other segment items for each reportable segment are comprised of general and administrative and sales and marketing expenses, excluding stock-based compensation expense and depreciation, amortization and accretion expense.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$682	$588	$367	$1,637	$1,972	$1,727	$1,068	$4,767
Interconnection	239	100	83	422	699	283	240	1,222
Managed infrastructure	61	39	18	118	186	112	52	350
Other (1)	5	29	4	38	12	82	12	106
Recurring revenues	987	756	472	2,215	2,869	2,204	1,372	6,445
Non-recurring revenues	48	28	25	101	171	90	91	352
Total revenues (2)	1,035	784	497	2,316	3,040	2,294	1,463	6,797
Less:
Segment cost of revenues	297	299	156	752	877	844	465	2,186
Other segment items (3)	249	101	66	416	765	302	200	1,267
Segment adjusted EBITDA	$489	$384	$275	$1,148	$1,398	$1,148	$798	$3,344
Reconciliation to income before income taxes:
Depreciation, amortization and accretion expense				$(533)				$(1,515)
Stock-based compensation expense				(130)				(370)
Transaction costs				(3)				(12)
Restructuring and other exit charges				(5)				(17)
Impairment charges				(4)				(5)
Gain (loss) on asset sales				1				1
Interest income				53				152
Interest expense				(128)				(385)
Other income (expense)				—				2
Gain (loss) on debt extinguishment				—				1
Income before income taxes				$399				$1,196

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
 We provide the following additional segment disclosures for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization:
Americas	$287	$298	$856	$839
EMEA	148	137	458	394
Asia-Pacific	109	95	322	275
Total	$544	$530	$1,636	$1,508
Capital expenditures:
Americas	$945	$762	$2,522	$1,905
EMEA	427	217	1,198	640
Asia-Pacific	186	157	672	330
Total	$1,558	$1,136	$4,392	$2,875
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, were located in the following geographic regions (in millions):

	Property, plant and equipment, net		Operating lease right-of-use assets
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Americas	$12,471	$10,840	$379	$340
EMEA	8,984	8,314	373	449
Asia-Pacific	4,827	4,430	565	603
Total	$26,282	$23,584	$1,317	$1,392
13.    Subsequent Events
Declaration of dividends
On October 28, 2026, we declared a quarterly cash dividend of $5.16 per share, which is payable on December 16, 2026 to our common stockholders of record as of the close of business on November 18, 2026.
Asia-Pacific 4 Joint Venture
On October 1, 2026, we completed the purchase of 10% of the ownership interests in each entity that comprises the Asia-Pacific 4 Joint Venture in exchange for $133 million, including applicable taxes and closing adjustments.

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
Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Equinix for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 282 data centers, including 24 xScale data centers and the MC1 and SN1 data centers that are held in unconsolidated joint ventures, across 77 markets around the world. We offer the following solutions:
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
Annualized Gross Bookings
Annualized Gross Bookings represents the annualized revenue impact of stated monthly recurring revenues ("MRR") on newly executed contracts with a term of 12 months or more, net of any MRR decreases from cancellations or terminations associated with the new contracts and adjusted for the impact of pricing changes on existing contracts. This measure excludes contracts for recurring revenue from our joint ventures and the impact of power price adjustments. This measure only includes contracts that we anticipate will start generating revenue within 90 days. During the three and nine months ended September 30, 2026, we had total Annualized Gross Bookings of $533 million and $1.3 billion, up 35% and 23% from the three and nine months ended September 30, 2025, respectively. This growth reflects an increase in customer demand and in our ability to capture that demand across our global platform.
Capacity Trends
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 78% as of September 30, 2026 and 2025. We continue to monitor the available capacity in each of our selected markets. In certain markets, growth may increasingly depend on the timely delivery of new capacity and supporting power infrastructure. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption, which we expect to accelerate with the adoption of AI, has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our existing IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center, and in our ability to expand our footprint in existing and new markets. Additionally, global supply chain challenges could result in a lack of availability or delays in the delivery of data center equipment. These challenges have driven us to invest in and commit to future purchases in advance of our standard practice to mitigate risks associated with these supply chain issues. These constraints could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows and the growth opportunities presented by the adoption of new technologies, including AI.
Expansion Opportunities
To serve the needs of the growing data center market, including the world's largest cloud service providers and increased demand driven in part by the adoption of AI, we continue to look at attractive opportunities to grow our market share and selectively improve our footprint and offerings. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors, including but not limited to demand from new and existing customers, power availability and capacity, quality of the design, access to networks, clouds and software partners, capacity availability in the current market location, amount of incremental investment required by us in the targeted property, automation capabilities, developer talent pool, lead-time to break even on a free cash flow basis and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. In addition, to serve the growing hyperscale requirements, we have entered into joint venture partnership arrangements across our Americas, EMEA and Asia-Pacific regions to develop and operate xScale data centers. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements in order to bring these properties up to our standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.
Revenue
Our business is primarily based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to five years in length and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers. Our largest customer accounted for approximately 2% of our recurring revenues for the three and nine months ended September 30, 2026 and 3% for the three and nine months ended September 30, 2025. Our 50 largest customers accounted for approximately 35% of our recurring revenues for the three and nine months ended September 30, 2026 and 36% for the three and nine months ended September 30, 2025.

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
Taxation as a REIT
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of September 30, 2026, our REIT structure included a majority of our data center operations in the Americas and EMEA regions, as well as the data center operations in Japan, Singapore, and Malaysia. Our data center operations in other jurisdictions are operated as TRSs. We have also included our share of the assets in xScale joint ventures (with the exception of South Korea) in our REIT structure.
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
On September 16, 2026, we paid a quarterly cash dividend of $5.16 per share. On October 28, 2026, we declared a quarterly cash dividend of $5.16 per share, payable on December 16, 2026, to our common stockholders of record as of the close of business on November 18, 2026. We expect all of our 2026 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2026.
2026 Highlights
•In January, we sold the assets and liabilities relating to the Hampton data center campus ("Hampton Campus"), which were included within our Americas region, to the AMER 3 Joint Venture for total consideration of $459 million. See Note 4 within the condensed consolidated financial statements.
•In July, we entered into a $5.5 billion senior unsecured multi-currency revolving credit facility, replacing our $4.0 billion 2022 revolving credit facility and increasing our borrowing capacity by $1.5 billion. See Note 8 within the condensed consolidated financial statements.
•In September, we made an investment of $869 million in a newly formed joint venture that concurrently acquired atNorth, a Nordic high-density colocation and built-to-suit data center provider. See Note 4 within the condensed consolidated financial statements.
•In the first three quarters of 2026, we issued $5.4 billion of senior notes due between 2029 and 2036. The issuances were denominated in U.S. dollars and Canadian dollars and were translated at the exchange rates in effect on issuance. See Note 8 within the condensed consolidated financial statements.
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

Three Months Ended September 30, 2026 and 2025
Revenues. Our revenues for the three months ended September 30, 2026 and 2025 were generated from the following revenue classifications and geographic regions ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$1,093	43%	$987	43%	$106	11%	10%
Non-recurring revenues	55	2%	48	2%	7	15%	15%
	1,148	45%	1,035	45%	113	11%	10%
EMEA:
Recurring revenues	831	32%	756	33%	75	10%	9%
Non-recurring revenues	47	2%	28	1%	19	68%	68%
	878	34%	784	34%	94	12%	11%
Asia-Pacific:
Recurring revenues	518	20%	472	20%	46	10%	11%
Non-recurring revenues	27	1%	25	1%	2	8%	11%
	545	21%	497	21%	48	10%	11%
Total:
Recurring revenues	2,442	95%	2,215	96%	227	10%	10%
Non-recurring revenues	129	5%	101	4%	28	28%	29%
	$2,571	100%	$2,316	100%	$255	11%	11%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Revenues
(in millions)
Americas Revenues. During the three months ended September 30, 2026, Americas revenues increased by $113 million or 11% (10% on a constant currency basis). Growth in Americas revenues was primarily due to:

•approximately $54 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended September 30, 2026; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
EMEA Revenues. During the three months ended September 30, 2026, EMEA revenues increased by $94 million or 12% (11% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $30 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended September 30, 2026; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
Asia-Pacific Revenues. During the three months ended September 30, 2026, Asia-Pacific revenues increased by $48 million or 10% (11% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•approximately $17 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended September 30, 2026; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
Cost of Revenues. Our cost of revenues for the three months ended September 30, 2026 and 2025 by geographic regions was as follows ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$520	41%	$467	41%	$53	11%	11%
EMEA	457	36%	425	37%	32	8%	7%
Asia-Pacific	280	23%	250	22%	30	12%	13%
Total	$1,257	100%	$1,142	100%	$115	10%	10%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended September 30, 2026, Americas cost of revenues increased by $53 million or 11% (11% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$19 million of higher compensation costs;

•$17 million of higher utilities expense, primarily due to increases in power prices; and
•$10 million of higher depreciation expense driven by IBX data center expansions.
EMEA Cost of Revenues. During the three months ended September 30, 2026, EMEA cost of revenues increased by $32 million or 8% (7% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$13 million of higher compensation costs; and
•$10 million of higher depreciation expense driven by IBX data center expansions.
The remainder of the increase was driven by higher costs across various categories.
Asia-Pacific Cost of Revenues. During the three months ended September 30, 2026, Asia-Pacific cost of revenues increased by $30 million or 12% (13% on a constant currency basis) primarily due to $13 million of higher depreciation expense driven by IBX data expansions. The remainder of the increase was driven by higher costs across various categories.
We expect cost of revenues to increase across all three regions in line with the growth of our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2026 and 2025 by geographic regions were as follows ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$147	63%	$140	64%	$7	5%	4%
EMEA	57	24%	51	23%	6	12%	13%
Asia-Pacific	29	13%	28	13%	1	4%	2%
Total	$233	100%	$219	100%	$14	6%	6%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. Our Americas sales and marketing expense did not materially change during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
We anticipate that we will continue to invest in sales and marketing initiatives to support the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2026 and 2025 by geographic regions were as follows ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$304	68%	$325	69%	$(21)	(6)%	(6)%
EMEA	86	19%	88	19%	(2)	(2)%	(2)%
Asia-Pacific	59	13%	57	12%	2	4%	5%
Total	$449	100%	$470	100%	$(21)	(4)%	(4)%
 General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended September 30, 2026, Americas general and administrative expenses decreased by $21 million or 6% (6% on a constant currency basis). The decrease in our Americas general and administrative expenses was primarily due to lower depreciation expense.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
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

Restructuring and other Exit Charges. We did not record a significant amount of restructuring charges during the three months ended September 30, 2026 and 2025.
Transaction Costs. During the three months ended September 30, 2026, we recorded transaction costs of $20 million. These transaction costs were incurred primarily in connection with the formation of joint ventures. We did not record a significant amount of transaction costs during the three months ended September 30, 2025. See Note 4 within the condensed consolidated financial statements.
Impairment Charges. We did not record a significant amount of impairment charges during the three months ended September 30, 2026 and 2025.
Gain or Loss on Asset Sales. We did not record a significant gain or loss on asset sales during the three months ended September 30, 2026 and 2025.
Income from Operations. Our income from operations increased by $126 million or 27% during the three months ended September 30, 2026 as compared to the same period in 2025. This increase is driven by the factors described above.
Interest Income. Our interest income did not materially change during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Interest Expense. Interest expense increased to $163 million for the three months ended September 30, 2026 from $128 million for the three months ended September 30, 2025. The increase was primarily due to the issuance of senior notes in 2026 and 2025.
During the three months ended September 30, 2026 and 2025, we capitalized $50 million and $26 million, respectively, of interest expense to construction in progress. See Note 8 within the condensed consolidated financial statements.
Other Income or Expense. We recorded net other income of $54 million during the three months ended September 30, 2026, primarily related to compensation earned as part of the agreed terms of the atNorth Joint Venture transaction. We did not record a significant amount of other income or expense during the three months ended September 30, 2025. See Note 4 within the condensed consolidated financial statements for additional information related to the atNorth Joint Venture.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the three months ended September 30, 2026 and 2025.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2026 and 2025, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the condensed consolidated financial statements for the three months ended September 30, 2026 and 2025.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the three months ended September 30, 2026 and 2025.
For the three months ended September 30, 2026 and 2025, we recorded $48 million and $25 million of income tax expense, respectively. Our effective tax rates were 8.9% and 6.3% for the three months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily due to the release of a valuation allowance in the Americas region in 2025.
Net Income. Our net income increased by $115 million or 31% in the three months ended September 30, 2026 as compared to the same period in 2025. This increase is driven by the factors described above.

Adjusted EBITDA. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring and other exit charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended September 30, 2026 and 2025 by geographic regions was as follows ($ in millions):

	Three Months Ended September 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$560	42%	$489	43%	$71	15%	14%
EMEA	456	35%	384	33%	72	19%	16%
Asia-Pacific	305	23%	275	24%	30	11%	12%
Total	$1,321	100%	$1,148	100%	$173	15%	14%
Americas Adjusted EBITDA. During the three months ended September 30, 2026, Americas adjusted EBITDA increased by $71 million or 15% (14% on a constant currency basis), primarily due to higher revenues, as described above, supported by operating expense management.
EMEA Adjusted EBITDA. During the three months ended September 30, 2026, EMEA adjusted EBITDA increased by $72 million or 19% (16% on a constant currency basis), primarily due to higher revenues, as described above, supported by operating expense management.
Asia-Pacific Adjusted EBITDA. During the three months ended September 30, 2026, Asia-Pacific adjusted EBITDA increased by $30 million or 11% (12% on a constant currency basis), primarily due to higher revenues, as described above, supported by operating expense management.
Nine Months Ended September 30, 2026 and 2025
Revenues. Our revenues for the nine months ended September 30, 2026 and 2025 were generated from the following revenue classifications and geographic regions ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$3,206	41%	$2,869	43%	$337	12%	11%
Non-recurring revenues	284	4%	171	3%	113	66%	65%
	3,490	45%	3,040	46%	450	15%	14%
EMEA:
Recurring revenues	2,426	32%	2,204	32%	222	10%	7%
Non-recurring revenues	124	2%	90	1%	34	38%	31%
	2,550	34%	2,294	33%	256	11%	8%
Asia-Pacific:
Recurring revenues	1,518	20%	1,372	20%	146	11%	10%
Non-recurring revenues	82	1%	91	1%	(9)	(10)%	(9)%
	1,600	21%	1,463	21%	137	9%	8%
Total:
Recurring revenues	7,150	93%	6,445	95%	705	11%	9%
Non-recurring revenues	490	7%	352	5%	138	39%	38%
	$7,640	100%	$6,797	100%	$843	12%	11%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.

Revenues
(in millions)
Americas Revenues. During the nine months ended September 30, 2026, Americas revenues increased by $450 million or 15% (14% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $163 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended September 30, 2026;
•$116 million of incremental revenues from non-recurring services provided to our joint ventures; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
EMEA Revenues. During the nine months ended September 30, 2026, EMEA revenues increased by $256 million or 11% (8% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $90 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended September 30, 2026; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
Asia-Pacific Revenues. During the nine months ended September 30, 2026, Asia-Pacific revenues increased by $137 million or 9% (8% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•approximately $51 million of incremental revenues generated from IBX data center expansion projects which were completed within the twelve months ended September 30, 2026; and
•an increase in orders from both our existing customers and new customers during the period, driven by the realization of strong bookings.
The increase was partially offset by a decrease in revenues from non-recurring services provided to our joint ventures.

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2026 and 2025 by geographic regions was as follows ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$1,528	42%	$1,369	42%	$159	12%	10%
EMEA	1,336	36%	1,206	36%	130	11%	7%
Asia-Pacific	809	22%	735	22%	74	10%	9%
Total	$3,673	100%	$3,310	100%	$363	11%	9%
Cost of Revenues
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the nine months ended September 30, 2026, Americas cost of revenues increased by $159 million or 12% (10% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$49 million of higher compensation costs;
•$48 million of higher depreciation expense driven by IBX data center expansions;
•$43 million of higher utilities expense, driven by increases in power prices and higher utility usage;
•$13 million of higher consulting costs; and
•$10 million of higher property tax expense.
The increase was partially offset by lower costs to provide non-recurring services.
EMEA Cost of Revenues. During the nine months ended September 30, 2026, EMEA cost of revenues increased by $130 million or 11% (7% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$53 million of higher depreciation expense driven by IBX data center expansions;
•$35 million of higher compensation costs; and
•$15 million of higher utilities expense.
The remainder of the increase was driven by higher costs across various categories including repairs and maintenance and consulting costs.
Asia-Pacific Cost of Revenues. During the nine months ended September 30, 2026, Asia-Pacific cost of revenues increased by $74 million or 10% (9% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:

•$44 million of higher depreciation expense driven by IBX data center expansions;
•$17 million of higher compensation costs; and
•$16 million of higher utilities expense, primarily driven by increases in power prices.
The increase was partially offset by lower costs to provide non-recurring services.
We expect cost of revenues to increase across all three regions in line with the growth of our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2026 and 2025 by geographic regions were as follows ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$462	65%	$434	65%	$28	6%	6%
EMEA	164	23%	153	23%	11	7%	5%
Asia-Pacific	87	12%	82	12%	5	6%	3%
Total	$713	100%	$669	100%	$44	7%	5%
Sales and Marketing Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the nine months ended September 30, 2026, Americas sales and marketing expense increased by $28 million or 6% (6% on a constant currency basis) primarily due to $24 million of higher consulting costs and $19 million of higher compensation costs, substantially offset by decreases in advertising costs.
EMEA Sales and Marketing Expenses. During the nine months ended September 30, 2026, EMEA sales and marketing expense increased by $11 million or 7% (5% on a constant currency basis) primarily due to higher compensation costs.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
We anticipate that we will continue to invest in sales and marketing initiatives to support the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2026 and 2025 by geographic regions were as follows ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$922	68%	$930	68%	$(8)	(1)%	(1)%
EMEA	260	19%	256	19%	4	2%	(1)%
Asia-Pacific	173	13%	173	13%	—	—%	(1)%
Total	$1,355	100%	$1,359	100%	$(4)	—%	(1)%
General and Administrative Expenses
($ in millions; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. Our Americas general and administrative expenses did not materially change during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
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
Restructuring and Other Exit Charges. During the nine months ended September 30, 2026 and 2025, we recorded restructuring and other exit charges of $18 million and $17 million, respectively, primarily related to severance and other employee costs.
Transaction Costs. During the nine months ended September 30, 2026 and 2025, we recorded transaction costs totaling $31 million and $12 million, respectively. These transaction costs were incurred in connection with evaluating and completing acquisitions and the formation of joint ventures. See Note 4 within the condensed consolidated financial statements.

Impairment Charges. During the nine months ended September 30, 2026, we recorded impairment charges of $25 million, primarily related to unrecoverable expenditures on a previously impaired asset. We did not record a significant amount of impairment charges during the nine months ended September 30, 2025.
Gain or Loss on Asset Sales. During the nine months ended September 30, 2026, we recorded a net gain on asset sales of $17 million, primarily related to the sale of the Hampton Campus to the AMER 3 Joint Venture. We did not record a significant amount of gain or loss on asset sales during the nine months ended September 30, 2025. See Note 4 within the condensed consolidated financial statements.
Income from Operations. Our income from operations increased by $416 million or 29% during the nine months ended September 30, 2026 as compared to the same period in 2025. This increase is driven by the factors described above.
Interest Income. Interest income decreased by $29 million or 19% during the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily due to a lower average balance of cash, cash equivalents and short-term investments during the current period.
Interest Expense. Interest expense increased to $462 million for the nine months ended September 30, 2026 from $385 million for the nine months ended September 30, 2025. The increase was primarily due to the issuance of senior notes in 2026 and 2025.
During the nine months ended September 30, 2026 and 2025, we capitalized $120 million and $51 million, respectively, of interest expense to construction in progress. See Note 8 within the condensed consolidated financial statements.
Other Income or Expense. We recorded net other income of $27 million during the nine months ended September 30, 2026, primarily related to compensation earned as part of the agreed terms of the atNorth Joint Venture transaction. This was partially offset by our share of net loss from our equity method investments, adjusted for basis differences. We did not record a significant amount of other income or expense during the nine months ended September 30, 2025. See Note 4 within the condensed consolidated financial statements for additional information related to the atNorth Joint Venture.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain or loss on debt extinguishment during the nine months ended September 30, 2026 and 2025.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2026 and 2025, respectively. As such, other than certain state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the condensed consolidated financial statements for the nine months ended September 30, 2026 and 2025.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as QRSs or TRSs, have been accrued, as necessary, for the nine months ended September 30, 2026 and 2025.
For the nine months ended September 30, 2026 and 2025, we recorded $150 million and $112 million of income tax expense, respectively. Our effective tax rates were 9.8% and 9.4% for the nine months ended September 30, 2026 and 2025, respectively.
Net Income. Our net income increased by $297 million or 27% in the nine months ended September 30, 2026 as compared to the same period in 2025. This increase is driven by the factors described above.
Adjusted EBITDA. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring and other exit charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the nine months ended September 30, 2026 and 2025 by geographic regions was as follows ($ in millions):

	Nine Months Ended September 30,				$ Change	% Change
	2026	%	2025	%	Actual	Actual	Constant Currency
Americas	$1,717	43%	$1,398	42%	$319	23%	22%
EMEA	1,336	34%	1,148	34%	188	16%	12%
Asia-Pacific	909	23%	798	24%	111	14%	13%
Total	$3,962	100%	$3,344	100%	$618	18%	17%
Americas Adjusted EBITDA. During the nine months ended September 30, 2026, Americas adjusted EBITDA increased by $319 million or 23% (22% on a constant currency basis), primarily due to higher revenues, as described above, supported by operating expense management.
EMEA Adjusted EBITDA. During the nine months ended September 30, 2026, EMEA adjusted EBITDA increased by $188 million or 16% (12% on a constant currency basis), primarily due to higher revenues, as described above, supported by operating expense management.
Asia-Pacific Adjusted EBITDA. During the nine months ended September 30, 2026, Asia-Pacific adjusted EBITDA increased by $111 million or 14% (13% on a constant currency basis), primarily due to higher revenues, as described above, supported by operating expense management.
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
•transaction costs
•gain or loss on asset sales
The following table presents a reconciliation of Adjusted EBITDA to net income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$489	$374	$1,381	$1,084
Income tax expense	48	25	150	112
Interest income	(46)	(53)	(123)	(152)
Interest expense	163	128	462	385
Other (income) expense	(54)	—	(27)	(2)
(Gain) loss on debt extinguishment	—	—	(1)	(1)
Depreciation, amortization, and accretion expense	548	533	1,649	1,515
Stock-based compensation expense	141	130	414	370
Restructuring and other exit charges	6	5	18	17
Impairment charges	6	4	25	5
Transaction costs	20	3	31	12
(Gain) loss on asset sales	—	(1)	(17)	(1)
Adjusted EBITDA	$1,321	$1,148	$3,962	$3,344
Funds from Operations ("FFO") and AFFO
AFFO is derived from Funds from Operations ("FFO") calculated in accordance with the standards established by the National Association of Real Estate Investment Trusts. Both FFO and AFFO are non-GAAP measures commonly used in the REIT industry. Although our measures may not be directly comparable to similar measures used by other companies, we believe that the presentation of these measures provides investors with an additional tool for comparing our performance with the performance of other companies in the REIT industry. Additionally, AFFO is a performance measure used in certain of our employee incentive programs, and we believe it is a useful measure in assessing our dividend paying capacity as it isolates the cash impact of certain income and expense items and considers the impact of recurring capital expenditures.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$489	$374	$1,381	$1,084
Net (income) loss attributable to non-controlling interests	—	—	2	1
Net income attributable to common stockholders	489	374	1,383	1,085
Adjustments:
Real estate depreciation	358	324	1,070	933
(Gain) loss on disposition of real estate assets	—	(1)	(17)	—
Adjustments for FFO from unconsolidated joint ventures	11	10	34	25
FFO attributable to common stockholders	$858	$707	$2,470	$2,043

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
FFO attributable to common stockholders	$858	$707	$2,470	$2,043
Adjustments:
Installation revenue adjustment	8	6	24	16
Straight-line rent expense adjustment	(3)	1	(3)	9
Contract cost adjustment	(11)	(8)	(37)	(25)
Amortization of deferred financing costs and debt discounts	8	6	22	17
Stock-based compensation expense	141	130	414	370
Stock-based charitable contributions	—	—	3	3
Non-real estate depreciation expense	134	155	411	426
(Gain) loss on disposition of non-real estate assets	—	(3)	—	(1)
Amortization expense	52	51	155	149
Accretion expense adjustment	4	3	13	7
Recurring capital expenditures	(68)	(64)	(149)	(145)
(Gain) loss on debt extinguishment	—	—	(1)	(1)
Restructuring and other exit charges	6	5	18	17
Transaction costs	20	3	31	12
Impairment charges	6	4	25	5
Income tax expense adjustment	1	(29)	(7)	(19)
Adjustments for AFFO from unconsolidated joint ventures	—	(2)	—	1
AFFO attributable to common stockholders	$1,156	$965	$3,389	$2,884

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three and nine months ended September 30, 2026 as compared to the same period in 2025, the U.S. dollar was stronger relative to the Japanese yen, which resulted in an unfavorable foreign currency impact on revenue and operating income, and a favorable foreign currency impact on operating expenses. During the three and nine months ended September 30, 2026 as compared to the same period in 2025, the U.S. dollar was weaker relative to the Australian dollar, which resulted in a favorable foreign currency impact on revenue and operating income, and an unfavorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses denominated in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e., average rates in effect for the nine months ended September 30, 2025 are used as exchange rates for the nine months ended September 30, 2026 when comparing the nine months ended September 30, 2026 with the nine months ended September 30, 2025).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of September 30, 2026, our principal sources of liquidity were $3.6 billion of cash, cash equivalents and short-term investments. In addition to our cash balance, we had approximately $5.5 billion of additional liquidity available to us from our $5.5 billion revolving facility and general access to both public and private debt and equity capital markets. We also have additional liquidity available to us from our 2024 ATM Program, under which we may offer and sell from time to time our common stock in "at the market" transactions on either a spot or forward basis. As of September 30, 2026, we had approximately $700 million available for sale remaining under the 2024 ATM Program.
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

Cash Flow
Our net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2026 and 2025 were as follows (in millions):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$3,027	$2,767	$260
Net cash used in investing activities	(4,876)	(3,774)	(1,102)
Net cash provided by financing activities	2,433	47	2,386
Operating Activities
Net cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $260 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily driven by improved results of operations.
Investing Activities
Net cash used in investing activities increased by $1.1 billion for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to:
•$1.5 billion increase in capital expenditures; and
•$1.1 billion increase in purchases of equity investments, including investments in the AMER 3 Joint Venture and the atNorth Joint Venture. See Note 4 within the condensed consolidated financial statements.
This increase was partially offset by:
•$484 million increase in maturities and sales of short-term investments;
•$415 million increase in proceeds from the sale of assets;
•$182 million decrease in business acquisitions; and
•$157 million decrease in real estate acquisitions.
Financing Activities
Net cash provided by financing activities increased by $2.4 billion for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily driven by a $2.8 billion increase in proceeds from senior notes, net of debt discounts.
This increase was partially offset by:
•$185 million increase in repayment of debts;
•$152 million increase in dividend distributions; and
•$99 million decrease in proceeds from the sale of shares under the 2024 ATM Program.

Material Cash Commitments
As of September 30, 2026, our principal commitments were primarily comprised of:
•approximately $22.8 billion of principal from our senior notes (gross of debt issuance costs and debt discounts);
•approximately $5.4 billion of interest on senior notes, mortgage payable, other loans payable and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fees for the revolving credit facility;
•$19 million of principal from our mortgage payable, other loans payable and term loans (gross of debt issuance costs and debt discounts);
•approximately $5.2 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;

•approximately $6.4 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $2.4 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during the remainder of 2026 and beyond, the majority of which is payable within the next two years.
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
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of September 30, 2026. For additional information, see “Maturities of Lease Liabilities” in Note 7 within the condensed consolidated financial statements.
Critical Accounting Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for property, plant and equipment and finite-lived intangible assets and accounting for leases, which are discussed in more detail under the caption "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We may be exposed to market risks related to changes in foreign currency exchange rates and interest rates. There have been no significant changes to our risk exposure management or procedures in relation to these risks during the nine months ended September 30, 2026 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The U.S. dollar generally strengthened relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2026. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical 10% strengthening of the U.S. dollar for the nine months ended September 30, 2026 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $230 million and $216 million, respectively.
With the existing cash flow hedges in place, a hypothetical 10% weakening of the U.S. dollar for the nine months ended September 30, 2026 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $282 million and $263 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding and anticipated debt. An immediate increase or decrease in current interest rates from their position as of September 30, 2026 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations.
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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the

Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our global footprint exposes us to various geopolitical risks in the markets in which we operate. Current geopolitical events, including trade tensions between the U.S. and other countries, the war between Russia and Ukraine, the war in Iran and ongoing conflicts in the Middle East, could negatively affect our global operations, and the future impact of these events remains unpredictable. We have operations in European markets in geographic proximity to Russia, Ukraine and Belarus, and further escalation of the war between Russia and Ukraine or related regional tensions could disrupt our operations, supply chains or access to our facilities, increase energy and other operating costs, or otherwise adversely affect our business. We have operations and business relationships in the Middle East, and escalation of hostilities involving Iran, Israel, and the U.S. or regional proxy groups could adversely affect regional stability, threaten U.S. technology and defense companies with critical infrastructure such as data centers, impair access to ports and transportation routes, increase fuel, energy, freight, insurance, and security costs, and delay or prevent access to data centers. Recent disruptions in and around the Strait of Hormuz have demonstrated potential for armed conflict or related governmental actions to materially interfere with commercial shipping and global trade. In addition, expanded sanctions, export controls, customs restrictions, currency instability, or other governmental measures affecting the region could impair our ability to conduct business, collect receivables, perform under contracts, or repatriate funds. Any such events could also reduce customer demand, delay projects, expose us to contractual disputes, and adversely affect our business, financial condition, and results of operations.
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
The current uncertain economic environment, including challenges related to power and supply chains as well as rising interest rates, could impact our business and the businesses of our customers.
We are experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to our IBX data center construction and our data center offerings, energy and gas prices, as well as rising interest rates and wages and benefits costs negatively impact our business by increasing our operating costs. Further, as a result of the increase in demand for AI infrastructure, we are anticipating chip shortages relative to those experienced in the market in prior years. This shortage could impact our customers and delay or deter customer server deployments within our IBX data centers. These shortages could also impact our own network rooms and certain products which rely on integration with these chips. Price increases for the chips could be significant and could have a material impact on our business or the business of our customers. The adverse economic conditions we are currently experiencing, including the impact of increased tariffs and inflation, may also impact our customers and cause a decrease in sales as some customers may initiate cost cutting measures or scale back their operations. This could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our days of sales outstanding in accounts receivable ("DSO"), longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers, vendors and/or partners filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations.
Our efforts to mitigate the risks associated with these adverse conditions may not be successful and our business and growth could be adversely affected.
Negative perceptions regarding the environmental, social, and community impacts of our data centers and changes in public policy toward the data center industry could adversely affect our ability to develop, expand, and operate our business.
As a global provider of data center and interconnection services, our ability to develop, expand, and operate depends in part on acceptance by regulators, policy makers, utilities, customers, investors, and local communities in the markets in which we operate. Data centers are subject to increasing scrutiny regarding their environmental and social impacts, including energy consumption, greenhouse gas emissions, water usage, noise and land use, particularly as demand for cloud computing and artificial intelligence workloads grows. In some cases, we may be grouped with larger cloud or hyperscale providers in public and regulatory discourse, which may contribute to heightened expectations and scrutiny of our operations.
Negative perceptions of our industry or our data centers, whether or not accurate, may harm our reputation and result in opposition to the siting, construction, or expansion of our data centers. This opposition, together with evolving regulatory requirements, may lead to delays in permitting and approvals, the imposition of additional conditions, or the cancellation or denial of development opportunities, particularly in areas or jurisdictions with constrained power or water resources or heightened community and public concerns. Changes in public policy toward data centers, including bans, the reduction or repeal of property tax abatements or exemptions or the imposition of new data center-specific taxes or levies, could increase our operating costs and adversely affect the economics of our existing and planned sites.
In addition, our ability to effectively address community and local government concerns through community engagement, sustainability initiatives, and communication efforts may affect our success in obtaining permits and developing new capacity. If we are unable to effectively manage these perceptions or respond to evolving stakeholder expectations in a timely manner, it could impact our ability to bring additional capacity online, limit our ability to expand our offerings, and adversely affect our business, financial condition, and results of operations.
Our business could be harmed by increased costs to procure power, prolonged power outages, shortages or capacity constraints.
Any power outages, shortages, capacity constraints, limits on access or significant increases in the cost of power may have an adverse effect on our business and our results of operations.
In each of our markets, we contract with and rely on third parties, third party infrastructure, governments, and suppliers to provide a sufficient amount of power to maintain our IBX data centers and meet the needs of our current and future customers. In certain instances, we have experienced difficulties in securing the energy supply we have contracted for or that we need for our expansion plans. In certain markets, there are specific requirements to cover our operations with power procured from renewable energy resources and the availability of such alternative energy resources may be limited. Any such limitations may have a negative impact on a given IBX data center and may limit our ability to grow our business which could negatively affect our financial performance and results of operations. Furthermore, the inability to supply customers with their contracted power for any reason could harm customer and/or joint venture relationships as well as cause reputational harm.
Each new facility requires access to significant quantities of electricity and the amount of electricity required at each site has been increasing. Limitations on generation, transmission and distribution may limit our ability to obtain sufficient power capacity for potential expansion sites in new or existing markets. Utility companies and other third-

party power providers may impose onerous operating conditions to any agreement to provision power or we may experience significant delays, unfavorable contractual terms, new industry regulations and substantial increased costs to obtain the level of electrical service required by our current or future IBX data center designs. In certain cases, we must commit to power purchases before an IBX center is fully operational, increasing fixed costs and the risk that these costs cannot be passed on to customers. Our ability to find reliable partners and appropriate sites for expansion may also be limited by access to power, especially as we design our data centers to the specifications of new and evolving technologies, such as AI, which are more power-intensive, and further prepare to serve the power demands we expect in the future.
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
Our business depends on providing customers with highly reliable solutions. We must safeguard our customers' infrastructure and equipment located in our IBX data centers and ensure our IBX data centers and non-IBX business operations remain operational at all times. In some cases, we rely on landlords for basic maintenance of our leased IBX data centers and office buildings and the landlord may be responsible for the infrastructure that runs the building such as power connections, uninterruptible power supplies and backup power generators. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us and we may be required to incur substantial additional costs to repair or upgrade the IBX data centers. Newly acquired data centers also may not have the same power infrastructure and design in place as our own IBX data centers. These legacy designs could require upgrades in order to meet our standards and our customers’ expectations. Until the legacy systems are brought up to our standards, customers in these IBX data centers could be exposed to higher risks of unexpected power outages. We have experienced power outages because of these legacy design issues in the past and we could experience them in the future.
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
•software updates;
•power loss;
•terrorist acts;
•sabotage and vandalism;
•insider threat;
•global pandemics;
•inability of our operations employees and/or vendors to access our IBX data centers for any reason; and
•failure of business partners who provide our resale products.
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
Our IBX data center employees and third-party personnel are critical to our ability to maintain our business operations and reach our service level commitments. Although we have redundancies built into our workforce, if our IBX employees or third-party personnel supporting our operations are unable to access our IBX data centers for any reason, we could experience operational issues at the affected site. Pandemics, weather and climate related crises or any other social, political, or economic disruption in the U.S. or abroad could prevent sufficient staffing at our IBX data centers, or at our corporate offices, and have a material adverse impact on our operations.
Terrorist activity, or other acts of violence, including violence stemming from war or the current climate of political and economic uncertainty, could adversely impact our business.
The continued threat of terrorist activity, sabotage and other acts of war or hostility both domestically and abroad by terrorist organizations, organized crime organizations, other criminals or nation states or state-sponsored actors along with violence stemming from political unrest, contribute to a climate of political and economic uncertainty in many of the regions in which we operate. Due to concerns around threats to U.S. technology and defense companies with critical infrastructure such as data centers, we may need to incur additional costs in the future to provide enhanced security, including cybersecurity and physical security, which could have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers and employees, our ability to raise capital and the operation and maintenance of our IBX data centers.

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
As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Recent developments in the cyber threat landscape include use of AI and machine learning, which may enable threat actors to develop and execute cyberattacks with greater speed, scale and sophistication, as well as an increased number of cyber extortion and ransomware attacks, with the potential for higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. Further, any adoption of AI by us or by third parties may pose new security challenges. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate the proprietary or sensitive information of Equinix, our customers, including government customers, or the personal information of our employees, or cause interruptions or malfunctions in our operations or our customers' operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We also may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by cyber breaches in our physical or virtual security systems. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and results of operations. The international cybersecurity regulatory landscape continues to evolve and compliance with the proposed reporting requirements could further complicate our ability to resolve cyber-attacks. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.

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
We have experienced significant changes in our executive leadership team and broader organizational structure in recent years. While we have successfully completed key leadership transitions, any significant leadership change involves risk, and the ongoing integration of new leaders, evolution of management responsibilities, and future leadership transitions could create uncertainty and operational challenges. Such changes may disrupt employee workflows, increase distraction, adversely affect employee retention and satisfaction, result in the loss of institutional knowledge or key relationships, alter strategic priorities, and increase execution risk. In addition, changes in key leadership positions could affect our ability to maintain effective relationships with customers, partners, suppliers, investors and employees. Any failure to manage these transitions and organizational changes effectively could hinder our strategic planning, business execution and future performance and could adversely affect our results of operations and financial condition.
Our future performance depends on the continued success of our executive team and our ability to attract and retain skilled employees, including management. In addition, our talent strategy could continue to evolve with the future direction of the business. We must continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent. Increased investment in data centers, digital infrastructure, artificial intelligence and other technology-driven industries has intensified competition for qualified personnel, including employees with specialized technical, engineering, operational and leadership expertise. We cannot provide assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. The failure to recruit and retain necessary key personnel could cause disruption, harm our business and hamper our ability to grow our company.
The failure to obtain favorable terms when we renew our IBX data center leases, or the failure to renew such leases, could harm our business and results of operations.
We lease certain of our IBX data centers under long-term arrangements. We have converted most of these leased IBX data centers from vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us but provide for the rent to be set at then-prevailing market rates. To the extent that these rates are higher than current rates, these higher costs may adversely impact our business and results of operations, or we may decide against renewing the lease. There may also be changes in shared operating costs in connection with our leases, which are commonly referred to as common area maintenance expenses. In the event that an IBX data center lease does not have a renewal option, we fail to exercise a renewal option in a timely fashion and lose our right to renew the lease, or we are otherwise unable to renew the lease, including as a result of a landlord's decision not to renew or a transfer of ownership interests, we may not be successful in negotiating a renewal of the lease. This could force us to exit a building prematurely, which could disrupt our business, harm our customer relationships, impact and harm our joint venture relationships, expose us to liability under our customer contracts or joint venture agreements, cause us to take impairment charges and negatively affect our results of operations.
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
Delays due to the length of our sales cycle may materially and adversely affect our revenues and results of operations, which could harm our ability to meet our forecasts and cause volatility in our stock price. In addition, because our sales cycle may extend over a significant period of time, customer demand forecasts, deployment plans, business conditions and financial circumstances may change before contracts are executed or customer deployments occur. Customers may delay, reduce or cancel anticipated deployments or be unable to satisfy contractual obligations due to changes in their access to capital, revenue growth, profitability, competitive conditions, technology developments or other factors. As a result, we may devote substantial resources to sales opportunities or plan for anticipated demand that does not materialize, which could adversely affect our revenues and operating results.
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
Further, because of the expected growth and opportunity related to AI, we are experiencing significant investments in the data center industry by both current competitors and new investors and companies looking to capture this opportunity. If Equinix is unable to compete against these new market entrants, or capture a proportionate share of these investments, we could lose market share during this expected period of growth. We also must compete against certain of these competitors to secure the land and power needed for our expansion plans. In addition, certain competitors may gain access to public capital markets or to lower-cost sources of capital, which could narrow our relative cost-of-capital advantage and increase competitive and return pressure in our markets.
Failure to compete successfully may materially adversely affect our financial condition, cash flows and results of operations.

If we fail to anticipate and respond to technological, industry and customer demand changes, or successfully execute our product, AI and growth strategies, our business and results of operations could be harmed.
As our customers evolve their IT strategies, we must remain flexible and evolve along with new technologies and industry and market shifts. If we fail to anticipate customers’ evolving needs and expectations or do not adapt to technological and IT trends on a timely basis, our results of operations could suffer. Ineffective planning and execution in our cloud, AI and product development strategies may cause difficulty in sustaining our competitive advantages. Additionally, any delay in the development, acquisition, marketing or launch of a new offering, or any failure to enable customers to efficiently discover, order, deploy, integrate or scale their use of our offerings, could result in customer dissatisfaction or attrition. If we cannot continue adapting our products and strategies, or if our competitors can adapt their products more quickly than us, our business could be harmed.
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
•changes in expectations regarding investment in AI-related infrastructure and demand for AI technologies;
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
Furthermore, short sellers may engage in activity intended to drive down the market price of our common stock, such as publishing opinions or characterizations that are intended to create negative market momentum in our common stock. Short selling reports can cause downward pressure and increased volatility in an issuer’s stock price. For example, on March 20, 2024, a short seller report was published about us that contained certain allegations related to components of our operating results and other strategic matters. Following publication of the report, the Audit Committee of our Board of Directors conducted an independent investigation with the assistance of independent third-party advisors and concluded that the Company's financial reporting was accurate and that no adjustments to, or restatements of, previously issued financial statements or non-GAAP measures were required. We also responded to subpoenas related to that report, none of which resulted in enforcement action against us. Nonetheless, in the event of future short seller reports, related subpoenas, government investigations, or internal investigations could result in a material diversion of our management’s time, substantial cost, and, in the event of an adverse finding, a material adverse effect on our business and results of operations.
We have been, and in the future may be, subject to securities class action and other litigation, which may harm our business and results of operations.
We have been, and in the future may be, subject to securities class action or other litigation. For example, we recently resolved a stockholder class action lawsuit and multiple stockholder derivative claims. Litigation can be lengthy, expensive, and divert management's attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief. Further, any payments made in settlement may directly reduce our revenue under U.S. GAAP and could negatively impact our results of operations for the period. While we maintain insurance coverage, we cannot be certain that such coverage will continue to be available on acceptable terms or in sufficient amounts to cover potential losses. For all of these reasons, litigation could seriously harm our business, results of operations, financial condition or cash flows.
We have incurred substantial losses in the past and may incur additional losses in the future.
As of September 30, 2026, our retained earnings were $7.5 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
•power and power grid constraints;
•unexpected lack or reduction of power access or increase in power prices;
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
•unanticipated customer requirements that would necessitate alternative data center design, making our sites less desirable or leading to increased costs in order to make necessary modifications or retrofits; and
•our forecasts of future customer demand, deployment plans or customer financial performance proving inaccurate, resulting in lower-than-expected utilization of new or expanded capacity, delayed customer deployments, customer defaults, or reduced returns on our investments.
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
We have a significant amount of debt and have announced our need to incur additional debt to support our planned growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of September 30, 2026, our total indebtedness (inclusive of finance lease liabilities and gross of debt issuance costs and debt discounts) was approximately $25.2 billion, our stockholders' equity was $14.5 billion and our cash, cash equivalents and short-term investments totaled $3.6 billion. In addition, as of September 30, 2026, we had approximately $5.5 billion of additional liquidity available to us from our $5.5 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of September 30, 2026, we recorded operating lease liabilities of $1.4 billion, which represents our obligation to make lease payments under those lease arrangements.
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

In addition, as our business grows and our capital needs evolve, we may pursue new financing structures in addition to traditional debt and equity financing. Such arrangements may be more complex than our historical financing activities and could expose us to additional financial, operational, contractual, regulatory or counterparty risks. We may also incur additional costs or obligations in connection with such arrangements, and there can be no assurance that these financing alternatives will be available on favorable terms or achieve their intended objectives.
We also plan to refinance a portion of our outstanding debt as it matures. Given current market conditions, there is a risk that we may not be able to refinance existing debt or the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in even higher interest rates upon refinancing than we anticipate, the interest expense relating to that refinanced indebtedness would increase. Volatility in the financial markets and rising interest rates could increase our cost of capital or affect our ability to access capital on satisfactory terms at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
These risks could materially adversely affect our financial condition, cash flows and results of operations.
Sales or issuances of shares of our common stock may adversely affect the market price of our common stock.
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2024, we established an "at the market" equity offering program (the "2024 ATM Program"). Under the $2.0 billion 2024 ATM Program, we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of September 30, 2026, we had approximately $700 million available for sale under the 2024 ATM Program. We have refreshed our ATM program in the past and may refresh our ATM program in the future, which may lead to additional dilution for our stockholders. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 10 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM program.
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
Risks Related to Sustainability and Environmental Laws
Environmental and sustainability laws and regulations may impose upon us new or unexpected costs.
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
We are subject to various federal, state and local environmental and health and safety laws and regulations in the U.S. and at our non-U.S. locations, including those relating to the generation, storage, handling and disposal of hazardous substances, regulated materials and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have arranged for, disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and other regulated materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions, refrigerants and other materials. We have experienced incidents involving the release, spill, leak or improper handling of hazardous substances or other regulated materials used in our operations, which have required investigation, remediation, reporting or other corrective actions and have resulted, and may in the future result, in additional costs, liabilities or operational impacts. At some of our locations, hazardous substances or regulated materials are known to be present in soil or groundwater, and there may be additional unknown hazardous substances, or regulated materials present at sites that we own, operate or lease. At some of our locations, there are land use restrictions in place relating to earlier environmental cleanups that currently do not materially limit our use of the sites. To the extent any hazardous substances or any other substance or material must be investigated, cleaned up or removed from any property that we own, operate or lease, we may be responsible under applicable laws, regulations, permits or leases for the investigation, removal or cleanup of such substances or materials, the cost of which could be substantial. Further, any such incident could result in liability for the company.
Regulations or other governmental actions taken or implemented by federal executive branch officials (including U.S. Presidents) and agencies (such as the U.S. EPA), state environmental and health and safety agencies, regulators in other countries or judicial opinions or orders could limit or impact standards for air emissions from fossil fuel-fired power plants. Similarly, they could limit discharges of cooling water, the availability of potable water and otherwise impose new or different operational restraints or requirements on power plants that could increase costs and reduce the reliability of electricity. Regulatory programs intended to promote increased generation of electricity from renewable or carbon-free sources may also increase our costs of procuring electricity. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other environmental matters arising in our business. For example, our emergency generators are subject to federal, state and country-specific regulations governing air pollutants, which could limit the operation of those generators or require the installation of new pollution control technologies. While environmental regulations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, can lead to additional capital requirements, limitations upon our operations and unexpected increased costs.
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
Various laws and governmental regulations, both in the U.S. and abroad, governing internet-related services, related communications services and information technologies are evolving rapidly to address technological advancements, shifting consumer behaviors and the rise of new services. Changes to these laws and regulations could have a material adverse effect on us and our customers. We expect there may also be evolving regulation in areas of regulating digital sovereignty, the responsible use of AI, data access and sharing, such as the EU Artificial Intelligence Act, the EU Data Act, proposed measures under the EU Tech Sovereignty Package and the introduction of heightened measures with respect to cybersecurity, operational resilience, data privacy, sustainability, taxation, digital sovereignty and data security, any of which could impact us and our customers.
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

Regulators are increasingly aware of and recognize the importance of data centers in ensuring the availability, resiliency, security and stability of digitalized critical services such as national security, healthcare and financial and banking services. Our business was designated "critical infrastructure" or "essential services" which allowed our data centers to remain open in many jurisdictions during the COVID-19 pandemic. Regulations such as the US Cyber Incident Reporting for Critical Infrastructure Act of 2022 (“CIRCIA 2022”), the SEC Cybersecurity Disclosure Rule, the EU Network and Information Security Directive No.2 (“NIS 2”), the EU Digital Operational Resilience Act (“DORA”), the EU Critical Entities Resilience Directive and Australia’s Security of Critical Infrastructure Act 2018 make it mandatory for Equinix to comply with more stringent requirements related to cybersecurity, data privacy, controls on data storage and cross border data transfer and operational resilience, more so, in countries where our entities and/or IBXs are designated as critical information or critical national infrastructure. For example, we have recently been designated as a “Critical Information and Communications Technology ("ICT") Third-Party Service Provider" under DORA. Any regulations restricting our ability to operate our business for any reason could have a material adverse effect on our business.
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
We paid a quarterly distribution on September 16, 2026 and have declared a quarterly distribution for the fourth quarter of 2026 to be paid on December 16, 2026. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the settlement of reserves or required debt service or amortization payments.
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
To remain qualified for taxation as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. For example, under the Code, no more than 25% (20% for our tax years beginning after December 31, 2017 and before January 1, 2026) of the value of the assets of a REIT may be represented by securities of one or more TRSs. Similar rules apply to other nonqualifying assets. These limitations may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain our qualification for taxation as a REIT, we must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification for taxation as a REIT, we will be subject to U.S. federal income tax at regular corporate income tax rates for our undistributed REIT taxable income, as well as U.S. federal income tax at regular corporate income tax rates for income recognized by our TRSs; we also pay taxes in the foreign jurisdictions in which our international assets and operations are held and conducted regardless of our qualification for taxation as a REIT. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities. Additionally, our future product offerings could generate nonqualifying REIT income or require us to hold nonqualifying assets and, over time, could make it more difficult for us to satisfy the REIT tests and maintain our qualification for taxation as a REIT.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of September 30, 2026, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the entry into new joint venture structures, the adoption of new accounting principles and tax laws, and our overhaul of our back-office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
The development and use of artificial intelligence in the workplace presents risks and challenges that may adversely impact our business and operating results.
We have begun leveraging AI and machine learning capabilities for our employees to use in their day-to-day operations. Failure to invest adequately in such capabilities may result in us lagging behind our competitors in terms of improving operational efficiency and achieving superior outcomes for our business and our customers. As we embark on these initiatives, we may encounter challenges such as a shortage of appropriate data to train internal AI models, a lack of skilled talent to effectively execute our strategy of leveraging AI internally, our desired use of AI becomes too costly, or the possibility that the tools we utilize may not deliver the intended value. Use of third-party AI tools can also bring information security, data privacy and legal risks. In addition, the rapidly evolving regulatory environment applicable to AI, together with the potential for inaccurate, biased or unintended outputs and the need for effective governance, controls and human oversight, may increase our compliance costs and could subject us to regulatory scrutiny, enforcement actions, litigation, reputational harm or other liabilities if not properly managed. Moreover, to the extent our employees develop or deploy AI-enabled tools or "agents" to perform tasks or make decisions with limited oversight, such agents could act outside their intended instructions or authority, including in unintended or unauthorized ways. Deficiencies in design, testing, validation or monitoring may result in incomplete, inaccurate or unintended outcomes, which could disrupt operations, impair decision-making or expose us to compliance, legal or reputational risks. Failure to successfully harness these AI tools and manage associated risks could negatively impact our business and operating results.
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
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, each of the following directors and/or officers adopted, modified or terminated, as indicated, a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. All trading plans were entered into or modified during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.

Name and Title	Date	Action	Start Date	End Date	Total Shares to be Sold
Olivier Leonetti, Chief Financial Officer	08/24/2026	Adoption	01/19/2027	03/31/2027	See footnote (1)
Michael Shane Paladin, Chief Customer and Revenue Officer	09/02/2026	Termination	09/02/2026	03/31/2027	See footnote (2)
Michael Shane Paladin, Chief Customer and Revenue Officer	09/04/2026	Adoption	01/19/2027	03/31/2027	See footnote (3)

(1)Mr. Leonetti’s plan includes, subject to the achievement of performance conditions, the potential sale of shares for tax withholding relating to awards totaling up to 5,549 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2026 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding and/or diversification purposes.
(2)On September 2, 2026 Mr. Paladin terminated a Rule 10b5-1 trading arrangement that was originally adopted on May 12, 2026. The arrangement included, subject to the achievement of performance conditions, the potential sale of shares for tax withholding purposes relating to awards totaling up to 9,188 shares on a grant-by-grant basis. This plan also included any shares to be granted under the 2026 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding purposes. As of the termination date, 203 shares had been sold under the arrangement. The termination was effected in accordance with the terms of the arrangement and applicable securities laws.
(3)Mr. Paladin’s plan includes (a) 510 shares and (b) subject to the achievement of performance conditions, the potential sale of shares for tax withholding purposes relating to awards totaling up to 8,186 shares on a grant-by-grant basis. This plan also includes any shares to be granted under the 2026 Annual Incentive Plan, as determined based on final company performance, to be sold for tax withholding purposes.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	3/13/2023	3.1

4.1	Indenture, dated as of December 12, 2017, between Equinix, Inc., and U.S. Bank National Association, as trustee	8-K	12/5/2017	4.1

4.2	Twenty-First Supplemental Indenture, dated as of August 6, 2026, between Equinix, Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee	8-K	8/6/2026	4.3

4.3	Form of 5.000% Senior Note due 2029 (included in Exhibit 4.2)	8-K	8/6/2026	4.7

4.4	Twenty-Second Supplemental Indenture, dated as of August 6, 2026, between Equinix, Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee	8-K	8/6/2026	4.4

4.5	Form of 5.500% Senior Note due 2033 (included in Exhibit 4.4)	8-K	8/6/2026	4.9

4.6	Twenty-Third Supplemental Indenture, dated as of August 6, 2026, between Equinix, Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee	8-K	8/6/2026	4.5

4.7	Form of 5.800% Senior Note due 2036 (included in Exhibit 4.6)	8-K	8/6/2026	4.10

4.8	Indenture, dated as of March 18, 2024, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.	POSASR	3/18/2024	4.4

4.9	Ninth Supplemental Indenture, dated as of August 6, 2026, among Equinix Europe 2 Financing Corporation LLC, as issuer, Equinix, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee	8-K	8/6/2026	4.6

4.10	Form of 5.250% Senior Note due 2031 (included in Exhibit 4.9)	8-K	8/6/2026	4.8

10.1
Credit Agreement, dated as of July 27, 2026, among Equinix, Inc., Equinix Europe 1 Financing Corporation LLC and Equinix Europe 2 Financing Corporation LLC, as borrowers, the lenders party thereto, and Bank of America, N.A., as administrative agent.
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

EQUINIX, INC.
Date: October 28, 2026
	By:	/s/ OLIVIER LEONETTI
Chief Financial Officer
(Principal Financial Officer)